Form 10-Q
period 2000-06-30
GENOMIC SOLUTIONS INC
filed 2000-08-14
CIK 1053384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-30549

GENOMIC SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-3383038

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Varsity Drive, Suite E, Ann Arbor, MI	48108

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 975-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

The number of shares outstanding of the registrant’s Callable Common Stock, $.001 par value, as of July 31, 2000, was 23,581,586. The number of shares of the registrant’s Common Stock, $.001 par value, as of July 31, 2000, was 1,269,841.

GENOMIC SOLUTIONS INC.
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENOMIC SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)
Assets

Current Assets:

Cash	$49,347	$1,328

Repurchase agreements	30,000	—

Accounts receivable, net	5,612	3,812

Inventories	5,064	3,645

Prepaid expenses and other	794	285

Total current assets	90,817	9,070

Property and equipment, net	2,875	3,105

Goodwill, net	1,104	1,253

Other assets	203	430

Total assets	$94,999	$13,858

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Lines of credit	$31,800	$1,800

Current portion of long-term debt	682	712

Accounts payable	3,701	2,248

Accrued liabilities	3,484	2,087

Deferred revenue	339	173

Total current liabilities	40,006	7,020

Long-Term Liabilities:

Subordinated debt	—	7,526

Long-term debt, less current portion	940	1,152

Other long-term liabilities	98	100

Total long-term liabilities	1,038	8,778

Common Stock Warrants	—	7,441

Commitments

Stockholders' Equity (Deficit):

Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 1999 and 15,000,000 shares authorized at June 30, 2000, 6,901,219 shares issued and outstanding at December 31, 1999 and zero shares outstanding at June 30, 2000; aggregate liquidation preference of approximately $18,038,000 at December 31, 1999	—	7

Callable common stock, $.001 par value; 40,000,000 shares authorized; 3,054,909 and 23,543,186 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively	24	3

Common stock, $.001 par value; 1,269,841 shares authorized; zero and 1,269,841 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively	1	—

Additional paid-in capital	94,175	16,832

Notes receivable	(125)	(53)

Deferred compensation related to stock options	(111)	(124)

Retained deficit	(39,812)	(26,110)

Accumulated other comprehensive income (loss)	(197)	64

Total stockholders' equity (deficit)	53,955	(9,381)

Total liabilities and stockholders' equity (deficit)	$94,999	$13,858

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Revenue:

Product revenue	$4,303	$2,903	$8,094	$5,089

Service revenue	197	168	401	418

Total revenue	4,500	3,071	8,495	5,507

Cost of revenue:

Cost of product revenue	2,254	1,570	4,199	2,711

Cost of service revenue	77	120	136	242

Total cost of revenue	2,331	1,690	4,335	2,953

Gross profit	2,169	1,381	4,160	2,554

Operating expenses:

Selling, general and administrative	3,288	2,139	5,908	4,022

Research and development	1,489	1,315	2,614	2,475

Restructuring charge	600	—	600	—

Total operating expenses	5,377	3,454	9,122	6,497

Loss from operations	(3,208)	(2,073)	(4,962)	(3,943)

Other income (expense):

Interest expense	(587)	(484)	(2,247)	(572)

Interest income	895	41	991	65

Gain on sale of investment	—	—	407	—

Other expense, net	33	3	100	(87)

Total other income (expense)	341	(440)	(749)	(594)

Loss before taxes and extraordinary items	(2,867)	(2,513)	(5,711)	(4,537)

Benefit for income taxes	-	—	—	—

Loss before extraordinary items	(2,867)	(2,513)	(5,711)	(4,537)

Extraordinary loss, net of tax expense of $0 for the six months ended June 30, 2000	—	—	(1,050)	—

Net loss	(2,867)	(2,513)	(6,761)	(4,537)

Non-cash common stock warrant benefit (charge)	3,356	(777)	1,059	(777)

Deemed dividend upon issuance of Series P preferred stock	—	—	(8,000)	—

Net income (loss) attributable to common stockholders	$489	$(3,290)	$(13,702)	$(5,314)

Net income (loss) per share, basis and diluted:

Loss per share before extraordinary items	$(0.17)	$(0.85)	$(0.57)	$(1.55)

Loss per share from extraordinary items	0.00	0.00	(0.11)	0.00

Income (loss) per share from non-cash common stock warrant charge	0.20	(0.27)	0.11	(0.26)

Loss per share from deemed dividend	0.00	0.00	(0.80)	0.00

Income (loss) per share attributable to common stockholders	$0.03	$(1.12)	$(1.37)	$(1.81)

Weighted average common shares	16,589	2,946	10,009	2,936

The accompanying notes are an integral part of these consolidated statements..

GENOMIC SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended
	June 30,
	2000	1999

Cash Flows from Operating Activities:

Net loss	$(6,761)	$(4,537)

Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	642	489

Amortization of discount on subordinated debt	965	273

Restructuring charge	600	—

Callable common stock issued in lieu of interest	208	57

Amortization of deferred compensation	13	—

Extraordinary loss	1,050	—

Gain on sale of investment	(407)	—

Increase (decrease) in cash resulting from changes in assets and liabilities, net of acquisitions-
Accounts receivable	(1,863)	(1,906)

Inventories	(1,556)	(274)

Prepaid expenses and other	(531)	(97)

Accounts payable	1,541	(176)

Accrued liabilities	915	592

Deferred revenue	165	(45)

Net cash used in operating activities	(5,019)	(5,624)

Cash Flows from Investing Activities:

Purchase of property and equipment	(307)	(697)

Increase in other assets	(77)	(190)

Increase in repurchase agreements	(30,000)	—

Proceeds from sale of investment	575	—

Net cash used in investing activities	(29,809)	(887)

Cash Flows from Financing Activities:

Proceeds from issuance of subordinated debt and common stock warrants	—	6,000

Repayment of subordinated debt	(9,500)	—

Borrowings under sale-leaseback transactions	113	794

Proceeds from issuance of callable common stock	55,221	2

Net borrowings (repayments) under lines of credit	30,027	160

Repayment of long-term debt	(348)	(224)

Proceeds from issuance of preferred stock	7,478	—

Other financing activities	(3)	—

Net cash provided by financing activities	82,988	6,732

Effect of Exchange Rate Changes on Cash	(141)	(36)

Net Increase (Decrease) in Cash	48,019	185

Cash — Beginning of Year	1,328	2,880

Cash — End of Year	$49,347	$3,065

Supplemental Disclosure of Cash Flow Activity:

Cash paid for interest	$873	$242

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Flow Activity:

Equipment purchased under capital lease obligations	$120	$1,115

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Genomic Solutions Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-30246) filed with the Securities and Exchange Commission and declared effective on May 4, 2000.

Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and six month periods ended June 30, 2000 and 1999, the effect of stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive income consists solely of the cumulative translation adjustment as presented in the accompanying consolidated balance sheets. The components of comprehensive loss for the three months and six months ended June 30, 2000 and 1999 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(2,867)	$(2,513)	$(6,761)	$(4,537)

Foreign currency translation adjustment	(223)	(76)	(261)	(122)

Comprehensive loss	$(3,090)	$(2,589)	$(7,022)	$(4,659)

2. INVENTORIES

Finished goods and work-in-progress inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)
Raw materials	$2,166	$1,196

Work-in-progress	958	906

Finished goods	1,940	1,543

	$5,064	$3,645

3. FINANCING

On May 5, 2000, Genomic Solutions Inc. completed an initial public offering, raising net proceeds of approximately $57.0 million, including the underwriters' over-allotment option. All of the Company's preferred stock was automatically converted to callable common stock or common stock and all of the Company’s warrants issued in connection with the subordinated note agreements in April and October 1999 were either exercised or cancelled upon the completion of the initial public offering. In March and April 2000, we amended our primary bank line-of-credit agreement to provide for borrowings up to $32 million through July 2001. As of June 30, 2000, we had drawn down $31.8 million under this line-of-credit. On June 9, 2000 we repaid the $6.0 million of subordinated notes issued in April 1999 and the $3.5 million of subordinated notes issued in October 1999.

4. RESTRUCTURING

On May 16, 2000, Genomic Solutions Inc. announced it was taking a one time restructuring charge of $600,000 to close its Chelmsford, Massachusetts proteomics facility. A new Center for Proteomics is being developed at the Company's Ann Arbor, Michigan headquarters. The charge consists primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. At June 30, 2000, the remaining balance of the restructuring reserve totaled $523,000 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

5. SEGMENT INFORMATION

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under the provisions of SFAS No. 131, the Company operates in one segment: the development, manufacture and marketing of integrated, high throughput genomic and proteomic systems and services for analyzing and quantifying biomolecules. The Company's two product lines, genomic and proteomic systems and services, have similar economic characteristics and attributes, including similar marketing and distribution patterns, similar production processes and similar, if not the same, customers. As a result, the Company aggregates its product lines into a single segment of genomic and proteomic systems and services. The Company operates primarily in three geographic regions: the United States, United Kingdom and Japan.

The Company licenses products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through the Company's foreign subsidiaries and international distributors. Intercompany sales and transfers between geographic areas are accounted for at prices, which are designed to be, representative of third party transactions.

The following table summarizes selected financial information of the Company's operations by geographic location (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:

United States	$2,316	$2,000	$4,561	$3,319

Europe	3,252	1,465	5,807	2,450

Japan	1,020	475	2,113	1,434

Less — Intercompany revenue	(2,088)	(869)	(3,986)	(1,696)

Total revenue	$4,500	$3,071	$8,495	$5,507

	June 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)
Long-lived assets:

United States	$2,735	$2,885

Europe	980	1,266

Japan	141	59

Goodwill	1,104	1,252

Less — Eliminations	(778)	(778)

Total long-lived assets	$4,182	$4,684

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on May 4, 2000, as amended, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward looking statements. These statements address or may address the following subjects: results of operations, customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Prospective investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of our final prospectus dated May 5, 2000, comprising a part of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward looking statements.

Overview

We design, develop, manufacture, market and sell genomic and proteomic instruments, software, consumables and services. Unlike many other life sciences companies in the gene expression and proteomic markets, we offer integrated systems with demonstrated market acceptance. Our biochip and proteomic products and systems enable researchers to perform complex, high-volume experiments at lower costs and in less time than with traditional techniques. Our customers use our integrated and automated systems to produce biochips, maintain DNA libraries, quantify gene expression levels and isolate, identify and characterize proteins, thereby facilitating more rapid and less expensive drug discovery. We have sold our products in over 30 countries to pharmaceutical and biotechnology companies, government agencies, universities and private research institutions.

We have a limited history of operations, and we anticipate that our quarterly results will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the introduction of new products by our competitors, the success of our research and development projects and the timing of significant orders. Our limited operating history makes it difficult or impossible to accurately predict future operations.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 and 1999

Revenue

      Revenue increased $1.4 million, or 47%, to $4.5 million in the second quarter of 2000 from $3.1 million in the second quarter of 1999. This increase in revenue was due primarily to increased unit sales of our biochip and proteomic systems, which increased $1.5 million to $4.2 million. Sales of our biochip systems increased $1.0 million, or 62% to $2.5 million in the second quarter of 2000 compared to $1.5 million in the second quarter of 1999 primarily from sales of our GeneTAC Biochip System, GeneTac Hybridization Station and Biochip Analyzers. Product sales of our proteomic systems increased $511,000, or 50% to $1.5 million, in the second quarter of 2000 compared to $1.0 million in the second quarter of 1999 from sales of our Investigator Proteomic System. Increased sales of these products offset the $123,000 revenue decline associated with our products for documenting and analyzing one dimensional separations of DNA and proteins, which were discontinued in 1999 in all markets except Japan. The remainder of our revenue was attributable to services and consumables associated with our biochip and proteomic product lines.

      Revenue increased $505,000 to $4.5 million in the second quarter of 2000 from $4.0 million in the first three months of 2000 due primarily to a $440,000 increase in sales of our Investigator Proteomic System and $234,000 increase in sales of our GeneTAC Biochip System.

Cost of revenue

      Cost of revenue increased $641,000, or 38%, to $2.3 million in the second quarter of 2000 from $1.7 million in the second quarter of 1999. This increase was due primarily to $557,000 in increased cost of materials attributable to increased instrumentation sales. The remainder of the increase in cost of revenue was attributable to increased spending on product support and employees and facilities related to occupying a larger facility in the United Kingdom.

Selling, general and administrative expenses

      Selling, general and administrative expenses increased $1.1 million, or 54%, to $3.3 million in the second quarter of 2000 from $2.1 million in the second quarter of 1999. Of this increase, approximately $844,000 was attributable to salaries, sales commissions and other employee related costs due primarily to the hiring of additional sales, marketing and administrative personnel and increased sales commissions. The remaining approximately $161,000 was attributable to increased expenses associated with promotional activities.

Research and development expenses

      Research and development expenses increased $174,000 or 13% to $1.5 million in the second quarter of 2000 compared to $1.3 million in the second quarter of 1999. Research and development spending increased due primarily to approximately $227,000 increase in salaries and other employee related costs and approximately $101,000 increase in recruiting and relocation costs associated with hiring new management and scientists for development in the proteomic area. These increases were offset by $100,000 decline in our usage of development materials for new products. We completed during the second quarter of fiscal 1999 the development of several instruments of our complete Investigator Proteomic System.

Restructuring charge

In May 2000 we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic chemical and services production and related development located in Chelmsford, Massachusetts. The charge consists primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. At June 30, 2000, the remaining balance of the restructuring reserve totaled $523,000 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company anticipates favorable financial, operating and strategic results from the consolidation of its proteomic operations in Ann Arbor.

Interest expense

Interest expense increased $102,000 to $587,000 in the second quarter of 2000 from $485,000 in the second quarter of 1999. This increase was due primarily to the increase in borrowings under our commercial bank borrowing facility, interest incurred on $6 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999.

Interest expense in the second quarter of 2000 has been reduced by amortization income of approximately $270,000 related to the premium on our amended subordinated notes. We prepaid the $6 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999 in their entirety on June 9, 2000.

Interest income

Interest income increased $854,000 in the second quarter of 2000 to $895,000 from $41,000 in the second quarter of 1999. Interest income increased due to higher average cash and cash equivalent balances in 2000, resulting from the investment of the proceeds from our initial public offering which went effective on May 4, 2000 and closed on May 10, 2000.

Other income

Other income, net of other expense, was $32,000 in the second quarter of 2000.

Benefit from income taxes

For the second quarter of 2000 and 1999 we incurred net operating losses and consequently we did not pay any federal income taxes.

Six months ended June 30, 2000 and 1999

Revenue

Revenue increased $3.0 million, or 54%, to $8.5 million in 2000 from $5.5 million in 1999. This increase in revenue was due primarily to $3.4 million from sales of biochip and proteomic systems. New product sales consisted of $2.0 million from our GeneTAC™ Biochip System, GeneTAC™ Hybridization Station and Biochip Analyzers and $1.4 million from our Investigator™ Proteomic System, which was first shipped in June 1999. Increased sales of these products offset the $548,000 revenue decline associated with our products for documenting and analyzing one-dimensional separations of DNA and proteins, which were discontinued in all markets except Japan. The remainder of our 2000 revenues were attributable to services and consumables.

Cost of revenue

Cost of revenue increased $1.4 million, or 47%, to $4.3 million in 2000 from $2.9 million in 1999. This increase was due primarily to $1.2 million in increased cost of materials attributable to increased instrumentation sales. The remainder of the increase in cost of revenue was attributable to increased spending on product support, employees and facilities. In 2000, cost of revenue reflected added costs associated with occupying a larger production facility for our United Kingdom operations since July 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.9 million, or 47%, to $5.9 million in 2000 from $4.0 million in 1999. Of this increase, $1.3 million was attributable to salaries, sales commissions and other employee-related costs due primarily to the addition of approximately 14 sales, marketing and administrative personnel and increased sales commissions. The remaining increase consisted of approximately $243,000 from promotional activities and approximately $185,000 from professional services.

Research and development expenses

Research and development expenses were $2.6 million in 2000 compared to $2.5 million in 1999. Research and development spending increased due primarily to approximately $341,000 increase in salaries and other employee related costs including $114,000 in recruiting and relocation costs associated with hiring new management and scientists for development specifically in the proteomic area. These increases were offset by approximately $125,000 and $100,000 in decreased spending from the declined usage of outside engineering consultants and development materials for new products. We completed during the second quarter of fiscal 1999 the development of several instruments of our complete Investigator Proteomic System.

Restructuring charge

In May 2000 we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic chemical and services production and related development located in Chelmsford, Massachusetts. The charge consists primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. At June 30, 2000, the remaining balance of the restructuring reserve totaled $523,000 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company anticipates favorable financial, operating and strategic results from the consolidation of its proteomic operations in Ann Arbor.

Interest expense

Interest expense increased $1.7 million to $2.2 million in 2000 from $572,000 in 1999. This increase was due primarily to $6 million of subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999 and the increase in borrowings under our fixed asset lease line agreement and our commercial bank borrowing facilities.

Interest expense in the six months ended June 30, 2000 includes amortization expense of approximately $965,000 related to the discount recorded on the subordinated notes. The discount was being amortized over the period from the date of issuance to April 2000. The amortization period of the discount was treated as shorter than the contractual life of the subordinated notes as the notes contained a provision that they automatically mature upon closing of an initial public offering (originally expected to be April 2000) and were expected to be repaid with a portion of the offering proceeds. However, in March and April 2000, the Company and the subordinated debt holders amended the note agreements to change the acceleration of the maturity date from the closing date of the initial public offering to the earlier to occur of a date one year from the closing of an initial public offering or the date on which the Company’s cash and cash equivalents fall below $50 million. We retained the right to prepay these notes at any time. We accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of approximately $1,050,000 in March 2000. The extraordinary loss represents the difference between the carrying value of the original subordinated notes less the related unamortized debt issuance costs at March 24, 2000 and the estimated fair value of the new subordinated notes. The effective interest rate was 53.0% and 154.1% for the subordinated notes issued in April 1999 and October 1999, respectively, calculated based on an expected maturity date of April 2000. The effective interest rate on the new subordinated notes was 8.75%.

We prepaid the $6 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999 in their entirety on June 9, 2000.

Interest income

Interest income increased $926,000 in the six months ended June 30, 2000 to $991,000 from $65,000 in the six months ended June 30, 1999. Interest income increased due to higher average cash and cash equivalent balances in 2000, resulting primarily from the investment of the net proceeds from our initial public offering which went effective on May 4, 2000 and closed on May 10, 2000, and $8.0 million in gross proceeds from the sale of preferred stock to PerkinElmer in January 2000.

Benefit from income taxes

We incurred net operating losses in 2000 and 1999, and, consequently, we did not pay any federal income taxes. At December 31, 1999, we have available net operating loss carryforwards of approximately $16.3 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2019. Additionally, utilization of approximately $1,900,000 of the net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 our cash, cash equivalents and repurchase agreements totaled $79.3 million compared to $1.3 million at December 31, 1999. As of June 30, 2000 we had approximately $32 million available under a fixed asset lease line of credit. In January 2000, we received $8.0 million in gross proceeds from the sale of preferred stock to PerkinElmer. Also in January 2000, we received approximately $600,000 in cash from the sale of our 30% ownership interest in HD Technologies. We retain all product and intellectual property rights to the mass spectrometer developed for us by HD Technologies. In May 2000, we completed our initial public offering, raising net proceeds of approximately $57.0 million, including the underwriters’ over-allotment option. Prior to that, we funded our operations with $23.5 million of private equity, $9.5 million in subordinated promissory notes with warrants, $3.0 million from fixed asset lease financing and $32.3 million from bank borrowings.

Cash used in operations for the six-month period ended June 30, 2000 was $5.0 million compared with $5.6 million for the same period in 1999. Our net loss of $6.8 million in the first six months of 2000 included non-cash charges of $965,000 for amortization of discount on subordinated notes with warrants, $1.1 million for extraordinary loss on extinguishment of debt, $407,000 gain on sale of investment in HD Technologies, $600,000 for restructuring, and $642,000 for depreciation and amortization expense. The use of cash in operating activities in the first six months was also due to increases of $1.9 million in accounts receivable and $1.6 million in inventories to accommodate increased sales. The use of cash in operating activities was partially offset by $2.5 million increase in accrued liabilities and accounts payable due primarily to professional service fees attributed to our initial public offering and increases in cost of revenue and total operating expenses.

Our investing activities for the six months ended June 30, 2000, excluding activity under our repurchase agreements, provided cash of $191,000 compared with usage of $887,000 for the same period in 1999. Cash provided by investing activities was a result of receiving approximately $600,000 in cash from the sale of our 30% ownership interest in HD Technologies. Cash used in 1999 was attributable to $697,000 for capital expenditures, which consisted mainly of purchases of computers, laboratory equipment and leasehold improvements related to expansion of our laboratories. Our capital equipment additions in 1999 were primarily financed with our fixed asset lease line of credit.

Cash provided by financing activities for the six months ended June 30, 2000 was $83 million compared to $6.7 million for the same period in 1999. Financing activities included the receipt of $57 million in net proceeds from the sale of callable common stock in our initial public offering, borrowings of $30 million under our amended primary bank line-of-credit agreement and the receipt of $7.4 million in net proceeds from the sale of preferred stock in January 2000. Financing activities for the first six months of 2000 also included the repayment on June 9, 2000 of $6.0 million subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999.

In March and April 2000, we amended our primary bank line-of-credit agreement to provide for borrowings up to $32 million through July 2001. As of June 30, 2000, we had drawn down $31.8 million under this line of credit.

Working capital increased $48.8 million to $50.8 million at June 30, 2000 from $2 million at December 31, 1999. The increase in working capital resulted from cash proceeds received from our initial public offering, the sale of preferred stock to PerkinElmer and the sale of our 30% ownership interest in HD Technologies, increases in accounts receivable of $1.8 million and inventory of $1.5 million due to the Company’s growth in revenue and operations, partially offset by increases of $2.9 million in accounts payable and accrued liabilities balances.

As of June 30, 2000, we had an aggregate of $1.6 million in future obligations of principle payments under capital leases and other long-term debt, of which $682,000 is to be paid within the next twelve months.

We believe our existing cash, cash equivalents and short term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements on both a short-term and long-term, greater than 12 months, basis. However, we may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities, to expand our sales and marketing capabilities or to fund unforeseeable expenses. Even if we have sufficient funds for our operating plans, we may choose to raise additional capital due to market conditions or strategic considerations. We may seek funding through public or private equity offerings, debt financing or additional collaborations. We cannot assure you that additional financing will be available on favorable terms, if at all.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The primary objective of our investment activities is to preserve capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain our cash and cash equivalents in money market funds. The average duration of all our investments in 2000 was less than 90 days. Due to the short term nature of these investments, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2000.

Foreign currency rate fluctuations

The local currency for our subsidiary in the United Kingdom is the British pound sterling and the local currency for our subsidiary in Japan is the Japanese yen. We have converted the British pound sterling and the Japanese yen to the U.S. dollar using the exchange rate in effect at the balance sheet date and have used the average exchange rate for the period for income statement items. The effects of conversion are recorded as a separate component of stockholders’ equity. Our agreement with PerkinElmer requires payment in U.S. currency. As a result, only business in the United Kingdom and Japan by our subsidiaries will continue to be conducted in foreign currencies. Exchange gains and losses are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our foreign subsidiaries or customers. The net tangible liabilities of our British subsidiary, without respect to long term debt, were approximately $(2.0) million at June 30, 2000. A hypothetical 10%, increase in the value of the British pound sterling relative to the U.S. dollar would result in an unrealized foreign exchange translation loss of approximately $204,000. The net tangible assets of our Japanese subsidiary were approximately $713,000 at June 30, 2000. A hypothetical 10% decrease in the value of the Japanese yen relative to the U.S. dollar would result in an unrealized foreign exchange translation loss of approximately $71,000. Additionally, a portion of our long-term debt is denominated in British pound sterling. If the British pound sterling increases in value relative to the U.S. dollar before repayment, we will have to pay more cash to retire the debt. A hypothetical 10% increase in the value of the British pound sterling relative to the U.S. dollar would result in an unrealized foreign currency transaction loss of approximately $16,000.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Recent accounting pronouncements

Various accounting pronouncements have been issued but which are not effective including, but not limited to, Statement of Financial Accounting Standards Nos. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000; securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” which the Company must adopt no later than the fourth quarter of 2000; and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” which generally is effective for all periods after July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1988, or January 12, 2000. Management expects that adoption of these pronouncements will have little, if any, impact on the Company’s consolidated financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We are not engaged in any legal proceedings.

      We have received a letter from Molecular Dynamics, Inc. threatening to file a complaint against us in California as a result of our failure to purchase shares of capital stock of Meridian Instruments, Inc. owned by Molecular Dynamics. The demand seeks payment of $732,175, increased by $8,333 each month until payment is made. In 1998, we purchased assets from Insight Biomedical Imaging, which in 1997 acquired assets of Meridian Instruments through a lien foreclosure. Molecular Dynamics claims to have had the contractual right to require Meridian Instruments to purchase the shares of Meridian Instruments owned by Molecular Dynamics. Molecular Dynamics has asserted, among other things, that we assumed the purchase obligation, that we are a legal successor of Meridian Instruments, and that there was a fraudulent transfer of Meridian Instruments assets. We do not believe we have any liability to Molecular Dynamics and we are attempting to resolve this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

      From April 1, 2000 to June 30, 2000, we sold and issued the following unregistered securities.

• 142,070 shares of our callable common stock issued upon the exercise of stock options for an aggregate purchase price of $28,114.

• 1,551,382 shares of our callable common stock issued in connection with the exercise of warrants for $15,514; and

• 11,165 shares of our callable common stock issued in satisfaction of interest, for an aggregate price of $53,732.

      No underwriters were involved in the foregoing offers and sales of securities. Such offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or in the case of the exercise of options to purchase common stock, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds

On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1(Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The purchase price to the public was $8.00 per share and, after deducting underwriter discounts and commissions, we received proceeds per share of $7.44. The aggregate-offering price was approximately $57.0 million. We incurred expenses of approximately $6.1 million, of which approximately $4.3 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.2 million. The proceeds have been invested in short-term investment-grade securities. The principal purposes of the offering were to: (1) increase our equity capital, (2) create a public market for the callable common stock in order to facilitate future access to public equity markets and (3) create liquidity for our existing stockholders. We intend to use the net proceeds of this offering, together with our existing cash and cash equivalents, short-term investments and repurchase agreements, to fund research and development, expand laboratory and office facilities and for general corporate purposes. We may also use a portion of the net proceeds for the acquisition of businesses, technologies or products complementary to us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On April 10, 2000, we held our annual meeting of stockholders. At the meeting, our stockholders elected J. Matthew Mackowski and P. Nicholas King to serve as directors, with terms to expire at the annual meeting of stockholders to be held in 2003. The stockholders also approved a reclassification of our capital stock, our Second and Third Amended and Restated Certificates of Incorporation and our 2000 Employee Stock Purchase Plan. In addition, our stockholders approved amendments to our 1998 Stock Option Plan, 1998 Non-Employee Director and Consultant Stock Option Plan and the B.I. Systems Corporation 1994 Omnibus Equity Incentive Plan. 15,123,967 shares voted in favor of the reclassification, which included our Series M non-voting preferred stock. 14,853,940 shares voted in favor of each of the remaining proposals. There were no votes against any proposal and there were no abstentions.

ITEM 5. OTHER INFORMATION.

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

      The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

27.1	Financial Data Schedule

(b)	Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC SOLUTIONS INC.

Date: August 14, 2000	By:	/s/ Steven J. Richvalsky
STEVEN J. RICHVALSKY Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

27.1	Financial Data Schedule