Form 10-Q
period 2000-09-30
GENOMIC SOLUTIONS INC
filed 2000-11-14
CIK 1053384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-30549

GENOMIC SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-3383038

(State or other jurisdiction	(I.R.S. Employer Identification No.)

of incorporation or organization)

4355 Varsity Drive, Suite E, Ann Arbor, MI	48108

(Address of principal executive offices)	(Zip Code)

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

Yes No

The number of shares outstanding of the registrant’s Callable Common Stock, $.001 par value, as of October 31, 2000, was 23,710,604. The number of shares of the registrant’s Common Stock, $.001 par value, as of October 31, 2000, was 1,269,841.

GENOMIC SOLUTIONS INC.
INDEX TO FORM 10-Q

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000

(unaudited) and December 31, 1999	3

Condensed Consolidated Statements of Operations for the three

months and nine months ended September 30, 2000 and 1999 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended

September 30, 2000 and 1999 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes In Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	20

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENOMIC SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)

Assets

Current Assets:

Cash	$45,746	$1,328

Repurchase agreements	30,000	—

Accounts receivable, net	6,840	3,812

Inventories	5,099	3,645

Prepaid expenses and other	1,178	285

Total current assets	88,863	9,070

Property and equipment, net	4,081	3,105

Goodwill, net	1,029	1,253

Other assets	228	430

Total assets	$94,201	$13,858

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Lines of credit	$31,800	$1,800

Current portion of long-term debt	793	712

Accounts payable	3,991	2,248

Accrued liabilities	2,741	2,087

Deferred revenue	346	173

Total current liabilities	39,671	7,020

Long-Term Liabilities:

Subordinated debt	—	7,526

Long-term debt, less current portion	1,377	1,152

Other long-term liabilities	103	100

Total long-term liabilities	1,480	8,778

Common Stock Warrants	—	7,441

Commitments

Stockholders’ Equity (Deficit):

Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 1999 and 15,000,000 shares

authorized at September 30, 2000; 6,901,219 shares issued and outstanding at December 31, 1999 and zero shares outstanding at September 30, 2000; aggregate liquidation preference of

approximately $18,038,000 at December 31, 1999	—	7

Callable common stock, $.001 par value; 40,000,000 shares

authorized; 3,054,909 and 23,693,604 shares issued and

outstanding at December 31, 1999 and September 30, 2000,

respectively	24	3

Common stock, $.001 par value; 40,000,000 shares authorized;

zero and 1,269,841 shares issued and outstanding at December

31, 1999 and September 30, 2000, respectively	1	—

Additional paid-in capital	94,246	16,832

Notes receivable	(128)	(53)

Deferred compensation related to stock options	(105)	(124)

Retained deficit	(40,681)	(26,110)

Accumulated other comprehensive income (loss)	(307)	64

Total stockholders’ equity (deficit)	53,050	(9,381)

Total liabilities and stockholders’ equity (deficit)	$94,201	$13,858

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue:

Product revenue	$4,888	$2,956	$12,981	$8,045

Service revenue	150	207	552	625

Total revenue	5,038	3,163	13,533	8,670

Cost of Revenue:

Cost of product revenue	2,426	1,619	6,626	4,330

Cost of service revenue	109	78	245	320

Total cost of revenue	2,535	1,697	6,871	4,650

Gross profit	2,503	1,466	6,662	4,020

Operating Expenses:

Selling, general and administrative	3,009	2,014	8,916	6,036

Research and development	1,453	1,152	4,067	3,627

Restructuring and other unusual charges	—	438	600	438

Total operating expenses	4,462	3,604	13,583	10,101

Loss from operations	(1,959)	(2,138)	(6,921)	(6,081)

Other Income (Expense):

Interest expense	(255)	(637)	(2,503)	(1,209)

Interest income	948	22	1,940	87

Gain on sale of investment	—	—	407	—

Gain on sale of assets	484	—	484	—

Other expense, net	(87)	(14)	13	(101)

Total other income (expense)	1,090	(629)	341	(1,223)

Loss before taxes and extraordinary items	(869)	(2,767)	(6,580)	(7,304)

Benefit for Income Txes	—	—	—	—

Loss before extraordinary items	(869)	(2,767)	(6,580)	(7,304)

Extraordinary Loss, net of tax expense of $0 for

the nine months ended September 30, 2000	—	—	(1,050)	—

Net Loss	(869)	(2,767)	(7,630)	(7,304)

Non-cash common stock warrant benefit (charge)	—	(1,164)	1,059	(1,941)

Deemed dividend upon issuance of Series P

Preferred stock	—	—	(8,000)	—

Net loss attributable to common stockholders	$(869)	$(3,931)	$(14,571)	$(9,245)

Net Income (Loss) Per Share, Basic and Diluted:

Loss per share before extraordinary items	$(0.03)	$(0.92)	$(0.44)	$(2.47)

Loss per share from extraordinary items	0.00	0.00	(0.07)	0.00

Income (loss) per share from non-cash common

stock warrant charge	0.00	(0.39)	0.07	(0.66)

Loss per share from deemed dividend	0.00	0.00	(0.53)	0.00

Loss per share attributable to common

stockholders	$(0.03)	$(1.31)	$(0.97)	$(3.13)

Weighted average common shares	24,881	2,992	15,017	2,954

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Nine Months Ended
	September 30,

	2000	1999

Cash Flows from Operating Activities:

Net loss	$(7,630)	$(7,304)

Adjustments to reconcile net loss to net cash used in operating activities-

Depreciation and amortization	937	1,171

Amortization of discount on subordinated debt	965	691

Restructuring charge	600	—

Callable common stock issued in lieu of interest	208	131

Amortization of deferred compensation	19	1

Extraordinary loss	1,050	—

Gain on sale of investment	(407)	—

Gain on sale of assets	(484)	—

Other	50	—

Increase (decrease) in cash resulting from changes in assets and liabilities, net of acquisitions-

Accounts receivable	(3,157)	(2,593)

Inventories	(1,766)	(797)

Prepaid expenses and other	(314)	86

Accounts payable	1,856	589

Accrued liabilities	233	658

Deferred revenue	180	68

Net cash used in operating activities	(7,660)	(7,299)

Cash Flows from Investing Activities:

Purchase of property and equipment	(1,118)	(1,187)

Increase in other assets	(108)	(256)

Increase in repurchase agreements	(30,000)	—

Proceeds from sale of investment	575	—

Proceeds from sale of property and equipment	18	—

Net cash used in investing activities	(30,633)	(1,443)

Cash Flows from Financing Activities:

Proceeds from issuance of subordinated debt and common stock

warrants	—	6,000

Repayment of subordinated debt	(9,500)	—

Borrowings under sale-leaseback transactions	113	794

Proceeds from issuance of callable common stock	55,291	7

Net borrowings (repayments) under lines of credit	30,027	61

Repayment of long-term debt	(545)	(377)

Proceeds from issuance of preferred stock	7,479	—

Other financing activities	(6)	(1)

Net cash provided by financing activities	82,859	6,484

Effect of Exchange Rate Changes on Cash	(148)	(58)

Net Increase (Decrease) in Cash	44,418	(2,316)

Cash — Beginning of Year	1,328	2,880

Cash — End of Year	$45,746	$564

Supplemental Disclosure of Cash Flow Activity:

Cash paid for interest	$1,302	$375

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Flow Activity:

Equipment purchased under capital lease obligations	$959	$1,141

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

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and nine month periods ended September 30, 2000 and 1999, the effect of stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive income consists solely of the cumulative translation adjustment as presented in the accompanying condensed consolidated balance sheets. The components of comprehensive loss for the three months and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(869)	$(2,767)	$(7,630)	$(7,304)

Foreign currency translation adjustment	(111)	130	(371)	8

Comprehensive loss	$(980)	$(2,637)	$(8,001)	$(7,296)

2. INVENTORIES

Finished goods and work-in-progress inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)

Raw materials	$2,085	$1,196

Work-in-progress	867	906

Finished goods	2,147	1,543

	$5,099	$3,645

3. FINANCING

On May 5, 2000, we completed our initial public offering, raising net proceeds, after deducting underwriting discounts and commissions, of approximately $57.0 million, including the underwriters’ over-allotment option. All of our preferred stock was automatically converted to callable common stock or common stock and all of our warrants issued in connection with the subordinated note agreements in April and October 1999 were either exercised or cancelled upon the completion of the initial public offering. In March and April 2000, we amended our primary bank line-of-credit agreement to provide for borrowings up to $32 million through July 2001. As of September 30, 2000, we had drawn down $31.8 million under this line of credit. On June 9, 2000, we repaid the $6.0 million of subordinated notes issued in April 1999 and the $3.5 million of subordinated notes issued in October 1999.

4. RESTRUCTURING

On May 16, 2000, we announced we were taking a one time restructuring charge of $600,000 to close our Chelmsford, Massachusetts proteomics facility. A new Center for Proteomics has been constructed at our Ann Arbor, Michigan headquarters. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. At September 30, 2000, the remaining balance of the restructuring reserve totaled $49,000 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

5. SEGMENT INFORMATION

In 1999, we adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Under the provisions of SFAS No. 131, we operate in one segment: the development, manufacture and marketing of integrated, high throughput genomic and proteomic systems and services for analyzing and quantifying biomolecules. Our two product lines, genomic and proteomic systems and services, have similar economic characteristics and attributes, including similar marketing and distribution patterns, similar production processes and similar, if not the same, customers. As a result, we aggregate our product lines into a single segment of genomic and proteomic systems and services. We operate primarily in three geographic regions: the United States, United Kingdom and Japan.

We license products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through our foreign subsidiaries and our international distribution partner, PerkinElmer, Inc. Intercompany sales and transfers between geographic areas are accounted for at prices, which are designed to be, representative of third party transactions.

The following table summarizes selected financial information of our operations by geographic location (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:

United States	$3,086	$2,252	$7,647	$5,571

Europe	2,877	1,402	8,684	3,853

Japan	1,436	586	3,549	2,020

Less — Intercompany revenue	(2,361)	(1,077)	(6,347)	(2,774)

Total revenue	$5,038	$3,163	$13,533	$8,670

	September 30,	December 31,
	2000	1999

	(Unaudited)	(Audited)

Long-lived assets:

United States	$4,007	$2,885

Europe	921	1,266

Japan	158	59

Goodwill	1,029	1,252

Less — Eliminations	(777)	(778)

Total long-lived assets	$5,338	$4,684

6. INVESTMENTS

In 1998, Genomic Solutions Ltd. purchased a 30% interest in HD Technologies Limited, a UK company (excluding retained technology rights), for approximately $150,000. We account for this investment under the equity method of accounting. The carrying amount of this investment was approximately $173,000 at December 31, 1999 and is included in other assets in the accompanying condensed consolidated balance sheet for the year ended December 31, 1999. Equity income from this investment was $14,000 for the nine months ended September 30, 1999 and is included in other income in the accompanying condensed consolidated statements of operations.

In January 2000, we sold our investment in HD Technologies for approximately $600,000 in cash, which resulted in a pre-tax gain of approximately $407,000. In September 2000, we sold all of our product and intellectual property rights to the mass spectrometer developed by us in collaboration with HD Technologies for approximately $600,000, consisting of $150,000 in cash and equipment valued at approximately $450,000, which resulted in a pre-tax gain of approximately $484,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on May 4, 2000, as amended, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward looking statements. These statements address or may address the following subjects: results of operations, customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Prospective investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of our final prospectus dated May 5, 2000, comprising a part of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward looking statements.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 and 1999

Revenue

Revenue increased $1.9 million, or 59%, to $5.0 million in the third quarter of 2000 from $3.2 million in the third quarter of 1999. This increase in revenue was due primarily to increased unit sales of our biochip and proteomic systems, which increased $1.9 million, or 68%, to $4.6 million. Sales of our biochip systems increased $1.2 million, or 59% to $3.3 million in the third quarter of 2000 compared to $2.1 million in the third quarter of 1999 primarily from sales of our GeneTAC(TM) Biochip System, GeneTAC(TM) Hybridization Station and GeneTAC(TM) LS4 Biochip Analyzer. Product sales of our proteomic systems increased $663,000, or 98% to $1.3 million, in the third quarter of 2000 compared to $677,000 in the third quarter of 1999 from sales of our Investigator(TM) Proteomic System. Increased sales of these products offset the $93,000 revenue decline associated with our products for documenting and analyzing one dimensional separations of DNA and proteins, which were discontinued in 1999 in all markets except Japan. The remainder of our revenue was attributable to services and consumables associated with our biochip and proteomic product lines.

Cost of revenue

Cost of revenue increased $838,000, or 49%, to $2.5 million in the third quarter of 2000 from $1.7 million in the third quarter of 1999. This increase was due primarily to $764,000 in increased cost of materials attributable to increased instrumentation sales. The remainder of the increase in cost of revenue was attributable to increased spending on product support, employees and facilities related to occupying a larger facility in the United Kingdom.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $995,000, or 49%, to $3.0 million in the third quarter of 2000 from $2.0 million in the third quarter of 1999. Of this increase, approximately $485,000 was attributable to salaries, sales commissions and other employee related costs due primarily to the hiring of additional sales, marketing and administrative personnel and increased revenue. Approximately $255,000 was attributable to increased expenses associated with promotional activities and the remaining approximately $255,000 was attributable to increased office expenses and depreciation expense associated with the hiring of additional personnel.

Research and development expenses

Research and development expenses increased $301,000, or 26%, to $1.5 million in the third quarter of 2000 compared to $1.2 million in the third quarter of 1999. Research and development spending increased due primarily to approximately $143,000 increase in our usage of development materials for new products and approximately $145,000 increase in outside consulting services and patent costs.

Restructuring charge

In May 2000, we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic services and chemical production facility located in Chelmsford, Massachusetts. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. At September 30, 2000, the remaining balance of the restructuring reserve totaled $49,000 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet. We anticipate favorable financial, operating and strategic results from the consolidation of our proteomic operations in Ann Arbor, Michigan.

Interest expense

Interest expense decreased $382,000 to $255,000 in the third quarter of 2000 from $637,000 in the third quarter of 1999. This decrease was due primarily to the repayment on June 9, 2000 of $6 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999. The $255,000 of interest in the third quarter of 2000 represents interest incurred on the increased borrowings under our commercial bank borrowing facility and under capital leases.

Interest income

Interest income increased $926,000 in the third quarter of 2000 to $948,000 from $22,000 in the third quarter of 1999. Interest income increased due to higher average cash and cash equivalent balances in 2000, resulting from the investment of the proceeds from our initial public offering which went effective on May 4, 2000 and closed on May 10, 2000.

Other expense

Other expense, net of other income, was $87,000 in the third quarter of 2000.

Benefit from income taxes

For the third quarter of 2000 and 1999 we incurred net operating losses and consequently we did not pay any federal income taxes.

Nine months ended September 30, 2000 and 1999

Revenue

Revenue increased $4.8 million, or 56%, to $13.5 million in 2000 from $8.7 million in 1999. This increase in revenue was due primarily to $5.3 million from sales of biochip and proteomic systems. New product sales consisted of $3.2 million from our GeneTAC(TM) Biochip System, GeneTAC(TM) Hybridization Station and GeneTAC(TM) LS4 Biochip Analyzer and $2.0 million from our Investigator(TM) Proteomic System, which was first shipped in June 1999. Increased sales of these products offset the $417,000 revenue decline associated with our products for documenting and analyzing one-dimensional separations of DNA and proteins, which were discontinued in all markets except Japan. The remainder of our 2000 revenues were attributable to services and consumables.

Cost of revenue

Cost of revenue increased $2.2 million, or 48%, to $6.9 million in 2000 from $4.7 million in 1999. This increase was due primarily to $2.1 million in increased cost of materials attributable to increased instrumentation sales. The remainder of the increase in cost of revenue was attributable to increased spending on product support, employees and facilities. In 2000, cost of revenue reflected added costs associated with occupying a larger production facility for our United Kingdom operations since July 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.9 million, or 48%, to $8.9 million in 2000 from $6.0 million in 1999. Of this increase, $1.8 million was attributable to salaries, sales commissions and other employee-related costs due primarily to the addition of approximately eleven sales, marketing and administrative personnel and increased sales commissions. The remaining increase consisted of approximately $440,000 from promotional activities and approximately $613,000 from increased office expenses and depreciation expense associated with the hiring of additional personnel.

Research and development expenses

Research and development expenses increased $440,000, or 12%, to $4.1 million in 2000 compared to $3.6 million in 1999. Research and development spending increased due primarily to approximately $487,000 increase in salaries and other employee related costs including $149,000 in recruiting and relocation costs associated with hiring new management and scientists, specifically in the proteomic area.

Restructuring charge

In May 2000, we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic services and chemical production facility located in Chelmsford, Massachusetts. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. At September 30, 2000, the remaining balance of the restructuring reserve totaled $49,000 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet. We anticipates favorable financial, operating and strategic results from the consolidation of our proteomic operations in Ann Arbor, Michigan.

Interest expense

Interest expense increased $1.3 million in the nine months ended September 30, 2000 to $2.5 million from $1.2 million in the nine months ended September 30, 1999. This increase was due primarily to $6 million of subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999 and the increase in borrowings under our capital leases and our commercial bank borrowing facilities.

Interest expense in the nine months ended September 30, 2000 includes amortization expense of approximately $965,000 related to the discount recorded on the subordinated notes. The discount was being amortized over the period from the date of issuance to April 2000. The amortization period of the discount was treated as shorter than the contractual life of the subordinated notes as the notes contained a provision that they automatically mature upon closing of an initial public offering (originally expected to be April 2000) and were expected to be repaid with a portion of the offering proceeds. However, in March and April 2000, we amended the note agreements with the subordinated debt holders to change the acceleration of the maturity date from the closing date of the initial public offering to the earlier to occur of a date one year from the closing of an initial public offering or the date on which our cash and cash equivalents fall below $50 million. We retained the right to prepay these notes at any time. We accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of approximately $1,050,000 in March 2000. The extraordinary loss represents the difference between the carrying value of the original subordinated notes less the related unamortized debt issuance costs at March 24, 2000 and the estimated fair value of the new subordinated notes. The effective interest rate was 53.0% and 154.1% for the subordinated notes issued in April 1999 and October 1999, respectively, calculated based on an expected maturity date of April 2000. The effective interest rate on the new subordinated notes was 8.75%.

We repaid the $6 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999 in their entirety on June 9, 2000.

Interest income

Interest income increased $1.8 million in the nine months ended September 30, 2000 to $1.9 from $87,000 in the nine months ended September 30, 1999. Interest income increased due to higher average cash and cash equivalent balances in 2000, resulting primarily from the investment of the net proceeds from our initial public offering which went effective on May 4, 2000 and closed on May 10, 2000, and $8.0 million in gross proceeds from the sale of preferred stock to PerkinElmer in January 2000.

Benefit from income taxes

We incurred net operating losses in the nine months ended September 30, 2000 and 1999, and consequently, we did not pay any federal income taxes. At December 31, 1999, we have available net operating loss carryforwards of approximately $16.3 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2019. Additionally, utilization of approximately $1,900,000 of the net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997. There may be further limitations due to additional ownership changes related to our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 our cash, cash equivalents and repurchase agreements totaled $75.7 million compared to $1.3 million at December 31, 1999. In January 2000, we received $8.0 million in gross proceeds from the sale of preferred stock to PerkinElmer. Also in January 2000, we received approximately $600,000 in cash from the sale of our 30% ownership interest in HD Technologies. In May 2000, we completed our initial public offering, raising net proceeds, after deducting underwriter discounts and commissions, of approximately $57.0 million, including the underwriters’ over-allotment option. Prior to that, we funded our operations with $23.5 million of private equity, $9.5 million in subordinated promissory notes with warrants, $3.0 million from fixed asset lease financing and $32.3 million from bank borrowings.

Cash used in operations for the nine-month period ended September 30, 2000 was $7.7 million compared with $7.3 million for the same period in 1999. Our net loss of $7.6 million in the first nine months of 2000 included non-cash charges of $965,000 for amortization of discount on subordinated notes with warrants, $1.1 million for extraordinary loss on extinguishment of debt, $407,000 gain on sale of investment in HD Technologies, $484,000 gain on sale of assets, $600,000 for restructuring, and $937,000 for depreciation and amortization expense. The use of cash in operating activities in the first nine months was also due to increases of $3.2 million in accounts receivable and $1.8 million in inventories as a result of and to accommodate increased sales. The use of cash in operating activities was partially offset by $2.1 million increase in accrued liabilities and accounts payable due primarily to professional service fees attributed to our initial public offering and increases in cost of revenue and total operating expenses.

Our investing activities for the nine months ended September 30, 2000, excluding activity under our repurchase agreements, used cash of $633,000 compared with usage of $1.4 million for the same period in 1999. Cash used in investing activities was attributable to $1.1 million in capital expenditures offset by approximately $600,000 in cash received from the sale of our 30% ownership interest in HD Technologies. Cash used in 1999 was attributable to $1.2 million for capital expenditures, which consisted mainly of purchases of computers, laboratory equipment and leasehold improvements related to expansion of our laboratories. Our capital equipment additions in 2000 and 1999 were primarily financed with our fixed asset lease line of credit.

Cash provided by financing activities for the nine months ended September 30, 2000 was $83 million compared to $6.5 million for the same period in 1999. Financing activities included the receipt of $57 million in net proceeds, after deducting underwriter discounts and commissions, from the sale of callable common stock in our initial public offering, borrowings of $30 million under our amended primary bank line-of-credit agreement and the receipt of $7.4 million in net proceeds from the sale of preferred stock in January 2000. Financing activities for the first nine months of 2000 also included the repayment on June 9, 2000 of $6.0 million subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999.

In March and April 2000, we amended our primary bank line-of-credit agreement to provide for borrowings up to $32 million through July 2001. As of September 30, 2000, we had drawn down $31.8 million under this line of credit.

Working capital increased $47.2 million to $49.2 million at September 30, 2000 from $2.0 million at December 31, 1999. The increase in working capital resulted from cash proceeds received from our initial public offering, the sale of preferred stock to PerkinElmer and the sale of our 30% ownership interest in HD Technologies, increases in accounts receivable of $3.0 million and inventory of $1.5 million due to our growth in revenue and operations, partially offset by increases of $2.4 million in accounts payable and accrued liabilities balances.

As of September 30, 2000, we had an aggregate of $2.2 million in future obligations of principle payments under capital leases and other long-term debt, of which $793,000 is to be paid within the next twelve months.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7a in our registration statement filed on Form S-1 and declared effective on May 4, 2000, and incorporated herein by reference.

Recent accounting pronouncements

We adopted Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” effective July 1, 2000. There was no impact on our consolidated financial position or results of operations.

Various accounting pronouncements have been issued but which are not effective including, but not limited to, Statement of Financial Accounting Standards Nos. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000; and Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” which we must adopt no later than the fourth quarter of 2000. Management expects that adoption of these pronouncements will have little, if any, impact on our consolidated financial position or results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

      From July 1, 2000 to September 30, 2000, we sold and issued the following unregistered securities.

•	150,418 shares of our callable common stock issued upon the exercise of stock options for an aggregate purchase price of $124,248.

      No underwriters were involved in the foregoing offers and sales of securities. Such offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

      Not applicable.

ITEM 5. OTHER INFORMATION.

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

27.1	Financial Data Schedule

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the three months ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC SOLUTIONS INC.

Date: November 13, 2000	By: /s/ Steven J. Richvalsky

STEVEN J. RICHVALSKY

Chief Financial Officer, Executive

Vice President, Secretary and

Treasurer (principal financial and

accounting officer)

Exhibit Index

Exhibit No	Description

27	Financial Data Schedule