Form 10-K
period 2000-12-31
GENOMIC SOLUTIONS INC
filed 2001-04-02
CIK 1053384

________________________________________________________________________________

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 78.GIF, SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 10.GIF, SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-30549

GENOMIC SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

State of Delaware	38-3383038
State of Incorporation	I.R.S. Employer I.D. No.

4355 Varsity Drive

Suite E
Ann Arbor, Michigan 48108
(734) 975-4800
(Address of principal executive offices and telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Callable Common Stock, Par Value $.001 Per Share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     As of March 22, 2001, the aggregate market value of the Registrant’s callable common stock held by non-affiliates of the Registrant was approximately $52,847,716, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

     As of March 22, 2001, there were 23,810,232 shares of the Registrant’s callable common stock issued and outstanding and 1,269,841 shares of the Registrant’s common stock issued and outstanding.

PART I
RISK FACTORS
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
1998 Stock Option Plan
Executive Employment Agrmt. With Jeffrey Williams
2nd Amendment to Lease Agreement
4th Addendum to Lease
Sublease & Service Agreement
Memorandum of Renewal of Lease Agreement
Lease Dated 3/1/00
Employment Agreement With Steven J. Richvalsky
Employment Agreement With Michael P. Kurek
Employment Agreement With Andrew A. Jakimcius
Employment Agreement With Shannon M. Richey
Employment Agreement With Christine M. Ethier
License Agreement
Consent of Arthur Andersen LLP

Cautionary Statement

      This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward looking statements. These statements address or may address the following subjects: results of operations, customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of this Form 10-K. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward looking statements.

PART I

ITEM 1.  BUSINESS

General

      Genomic Solutions designs, develops, manufactures, markets and sells genomic and proteomic instrumentation, software, consumables and services. Unlike many other life sciences companies in the DNA microarray and proteomic markets, we offer integrated systems with demonstrated market acceptance. Our DNA microarray and proteomic products and systems enable researchers to perform complex, high-volume experiments at lower costs and in less time than with traditional techniques. Our customers use our integrated and automated systems to produce microarrays, maintain DNA libraries, quantify gene expression levels and isolate, identify and characterize proteins, thereby facilitating more rapid and less expensive drug discovery. We sell our products to pharmaceutical and biotechnology companies, government agencies, universities and private research institutions.

      Our executive office is located at 4355 Varsity Drive, Suite E, Ann Arbor, Michigan 48108 and our telephone number is (734) 975-4800. Genomic Solutions, which is a Delaware corporation, had 160 full time employees as of December 31, 2000.

Our Strategy

      We are a premier provider of integrated DNA microarray and proteomic systems and services that assist our customers in analyzing genomic and proteomic data, uncovering biochemical pathways and studying the mechanisms of disease. Key elements of our strategy include:

•	Lead genomic and proteomic product markets. We intend to strengthen our global position in the DNA microarray and proteomic markets. To this end, we plan to continue to rapidly expand our customer base through investment in our direct sales efforts in the United States, United Kingdom and Japan. In other markets we currently rely on our sales and marketing collaboration with PerkinElmer, Inc. PerkinElmer is a leading provider of analytical instrumentation and high throughput screening tools for drug discovery with marketing, sales and distribution capabilities in over 100 countries.

•	Enhance our product offering through internal development and acquisitions. We intend to continue to improve the throughput, reproducibility and sensitivity of our automated DNA microarray and proteomic systems through internal research and development and acquisitions of complementary companies, products and technologies.

•	Generate recurring revenue. We view consumable products, contract research services and product service and support as significant opportunities to enhance revenue. Our precast gels, GeneMAP™ preprinted microarrays, reagents and other consumables are designed to optimize the performance of both our DNA microarray and proteomic systems. We intend to develop additional consumables for use with our systems. We also generate recurring revenue by providing contract research services, training and product service and support to users of our products.

•	Facilitate and capitalize on the convergence of gene expression analysis and proteomics. While gene expression analysis and proteomics are frequently viewed as distinct research areas, each provides valuable, but incomplete, data on gene and protein function. We believe that the efficient analysis of the complex relationships between genomic and proteomic data will advance the understanding of biochemical pathways and accelerate the discovery of the mechanisms of disease, leading to more productive and cost effective drug development. We believe that our DNA microarray and proteomic systems, in combination with powerful bioinformatic software, can be used to produce, analyze and interpret the combined data from these two disciplines. We intend to promote, facilitate and capitalize on the convergence of gene expression analysis and proteomics.

Our Products and Services

      Our DNA microarray and proteomic systems enable researchers to perform complex, large scale gene expression and proteomic experiments.

Our GeneTAC™ Biochip System

      Our principal system for DNA microarray production and analysis is the GeneTAC™ Biochip System. We believe that the GeneTAC™ Biochip System is the only commercially available comprehensive and integrated DNA microarray system. The instruments comprising the system allow complete gene expression analysis, including DNA library management, microarray production, hybridization, imaging, analysis, and results reporting. Our automated systems-based approach generates highly reproducible data, facilitates usage and training, minimizes compatibility problems and allows rapid and efficient analysis.

      For customers who prefer not to purchase the entire GeneTAC™ Biochip System, we sell each of its components separately. Each modular component operates independently but is designed to seamlessly integrate with the other components to form a comprehensive system.

Our Investigator™ Proteomic System

      As pharmaceutical and biotechnology companies have realized the potential of proteomics to improve the productivity of the drug discovery process, they have also demanded research solutions which provide high quality data and fast turnaround time with maximum flexibility. We believe we are the first company in the industry to provide a complete system meeting those research requirements.

      Our Investigator™ Proteomic System is a complete turn-key solution for conducting advanced research on a large scale basis. The system integrates 2-D gel electrophoresis with mass spectrometry into a highly automated and reproducible system through a series of robots, automated instruments, software and reagents. The system is component-based, and can be purchased one unit at a time or as a complete suite. Each instrument is designed to function as a part of the larger, fully integrated system and can be structured to customers’ specific research requirements.

Our Contract Research Services

      We use our GeneTAC™ Biochip System and Investigator™ Proteomic System to provide contract research services. Customers may choose to use our contract research services for various reasons, including a desire to outsource gene expression and proteomic research, insufficient capacity to perform all gene expression and proteomic work in their laboratory or lack of sufficient funds to purchase a DNA microarray or proteomic system. We believe that our contract research services improve our market penetration and provide us with insight into our customers’ needs. Additionally, we generate revenue and strengthen customer relationships by conducting DNA microarray and proteomic training classes.

Marketing, Sales and Support

Marketing

      We market our products to pharmaceutical and biotechnology companies, government agencies, universities and private research institutions. Our marketing strategy emphasizes our integrated systems approach, sophisticated instrumentation, proprietary consumables and product support. We market our products through direct sales calls, advertising, marketing materials, participation in international, national and regional trade shows, and on our Website at www.genomicsolutions.com. We emphasize complete system sales and plan to increasingly target the growing aftermarket for DNA microarrays, precast gels, reagents, other consumables, support and contract research services.

      In December 1999, we entered into a strategic sales and marketing alliance with PerkinElmer, a global leader in analytical instruments and high throughput screening tools for drug discovery. PerkinElmer is responsible for marketing and sales of our products outside of our core markets, which include the United States, the United Kingdom and Japan. PerkinElmer markets our products at its own expense throughout its distribution territory. Under this arrangement, our products continue to be sold under our name and logo but also have the benefit of the PerkinElmer mark, a widely recognized name in the life sciences instrumentation market.

Sales

      We consider the United States, Japan and the United Kingdom to be our core markets. Product sales in these markets generated approximately 81% of our revenues during 2000. We maintain company facilities and direct sales forces in these markets. We will continue to invest in expanding our sales presence in these markets.

      PerkinElmer, with a worldwide sales and support network and distribution in over 100 countries, has been the exclusive distributor of our products outside of the United States, Japan and the United Kingdom since December 1999. For the year 2000, sales generated by PerkinElmer accounted for approximately 14% of our revenue and our previous international distributors that were phased out during 2000 generated approximately 5% of our revenue. As set forth below in “Legal Proceedings”, PerkinElmer has filed a lawsuit against us requesting an interpretation of its right to cause us to redeem our callable common stock. The lawsuit does not involve PerkinElmer’s distribution rights and obligations.

Support

      We consider product service and support to be a critical component of our long term growth strategy. We believe our existing customers provide opportunities for additional revenue through the purchase of service contracts, product upgrades, training, consumables and additional instruments. Service and support activities are conducted by our in-house and field service personnel in the United States, the United Kingdom and Japan and by PerkinElmer in other markets.

Research and Development

      Research and development is an essential component of our strategy to maintain and strengthen our global position in DNA microarray and proteomic systems and services. As of December 31, 2000, we had 47 employees working in research and development, 16 of whom hold PhD or other advanced degrees. In 2000, our research and development expenditures were $5.6 million, representing 30% of total operating expenditures. We anticipate that research and development expenditures will continue to increase in the future, but will decrease when measured as a percentage of sales.

      Our research and development activities are focused on new technology and product development, including improvements to existing products and development of new products or applications that capitalize on our expertise. Particular areas of focus with respect to genomic products include improvements in resolution and sensitivity for the creation and analysis of DNA microarrays, additions to the existing GeneMAP™ standard DNA microarray offerings, and further integration and automation of our GeneTAC™ Biochip System. In proteomics, addressing the needs for higher throughput are being emphasized in both new product development and general research and development. Instrumentation and consumables are actively being developed to augment the current product line.

Competition

      While we are a leading provider of integrated DNA microarray and proteomic systems, the markets for our products are competitive and we expect the intensity of competition to increase. We expect new competitors to enter the market in those areas where we believe we are the only product or solution provider. Also, many of our existing competitors, alone or in conjunction with strategic partners, have greater financial, operational, sales, marketing and research and development experience than we do. These competitors and others may have developed products or technologies of which we are unaware or may in the future develop technologies or products that render our products obsolete or non-competitive.

      We believe that our principal competitors in the DNA microarray market are Amersham Pharmacia Biotech and Affymetrix Inc. While we do not believe that either of these companies offers a DNA microarray system possessing a level of automation and integration comparable to the GeneTAC™ Biochip System, they do manufacture DNA microarrays and offer DNA microarray imaging, production and analysis components. We are not aware of any company offering a system with the integration and automation demonstrated by the Investigator™ Proteomic System, although other companies currently offer, or have announced their intention to offer, various components. These companies include Amersham Pharmacia Biotech and Bio-Rad Laboratories.

      Our competitors may succeed in producing products that employ superior technologies or processes, obtain patents for these products or market their products more effectively than we market our products. We believe our ability to compete effectively is dependent, in part, on our ability to continue to improve the technologies underlying our products and systems to enable researchers to conduct gene expression and proteomic research with greater throughput and reproducibility at lower cost.

Manufacturing

      We currently have three production facilities. Robotic and fluid handling systems manufacturing occurs in our Huntingdon, England facility, imaging systems manufacturing and engineering occurs in our Lansing, Michigan facility, and application software, DNA microarray, and consumable production occurs in our Ann Arbor, Michigan facility.

      For our instrumentation products, we focus on manufacturing proprietary sub-assemblies, including electronic modules, mechanical fixtures, and optical assemblies, as well as final instrument assembly and testing. We contract labor intensive sub-assemblies of a non-proprietary nature to third party suppliers. This strategy minimizes labor overhead and maximizes quality control and space utilization. We either manufacture critical components or obtain them from a limited number of third-party manufacturers with which we have developed strong relationships. For non-critical components, we use multiple redundant third-party suppliers to guard against part shortages and component cost increases. We manage purchasing and inventory using a computerized material resource planning system that is linked via software to our accounting system.

Intellectual Property

      To establish and protect our proprietary technologies and products, we rely on a combination of patents, copyrights, trademarks and trade secret laws, as well as confidentiality provisions in our contracts.

      We currently hold three U.S. patents. These patents generally relate to electrophoretic and imaging technologies. In addition, we currently have on file eight U.S. patent applications, five U.S. provisional patent applications, seven Patent Cooperation Treaty patent applications, and four foreign patent applications. These applications generally relate to robotic, imaging and microfluidic technologies incorporated into our products and may not result in issued patents. Further, issued patents may not provide us with significant protections.

      Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications filed with the U.S. Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States Patents will expire between 2007 and 2011. Our success depends to a significant degree upon our ability to develop proprietary product technologies. We intend to continue to file patent applications as we develop new products and technologies.

      Patents may provide a certain level of protection for intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is uncertain. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of genomics. As a result, there can be no assurance that patents will issue from any patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States and Canada. In light of these factors, our intellectual property positions bear some degree of uncertainty.

      We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures taken to protect intellectual property, there can be no assurance that third parties will not breach the confidentiality provisions in contracts or infringe or misappropriate patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, there can be no assurance that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets, or other technology. Therefore, the measures taken to protect our proprietary rights may not be adequate.

      We copyright our software, software source code, applications protocols, operator and service manuals and other documents.

      Although we are not a party to any legal proceedings with regard to intellectual property rights, in the future, third parties may file claims asserting that our technologies or products infringe on or misappropriate their intellectual property. We cannot predict whether third parties will assert these claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on acceptable terms, or at all, which could seriously harm our business or financial condition.

Recent Developments in 2000 since our Initial Public Offering

      In December 2000, we entered into a license agreement with Affymetrix, Inc. which grants us rights to certain Affymetrix intellectual property for commercializing low and medium density DNA microarrays. The license allows us to manufacture, use and sell low and medium density arrays. This license also allows our customers to use our equipment to create low to medium density arrays without the threat of claims of infringement from Affymetrix. In exchange for the license, Affymetrix will receive fees and royalty payments on arrays sold by us.

      In October 2000, we entered into a six month option agreement to purchase all of the outstanding shares of Fundamental Forces Corporation in exchange for cash and our callable common stock. Fundamental Forces owns proprietary technology related to the separation, detection and movement of biomolecules.

      In September 2000, we entered into an agreement with Research Genetics, a division of Invitrogen Corporation, a leading supplier of genomic libraries. Research Genetics has agreed to supply us with access to its library of unknown and known genes from humans and animal species for printing on GeneMAP™ microarrays. This collaborative agreement allows us to expand our GeneMAP™ product line to include more types of pre-printed microarrays. The collaboration also gives Research Genetics the opportunity to market its products to our customers.

      In September 2000, we entered into a Technology Transfer Agreement with Thermoquest, Inc., the successor of HD Technologies, Inc., whereby we transferred all of our rights to the technology and intellectual property related to Matrix Assisted Laser Desorption Ionization Time of Flight (MALDI-TOF) mass spectrometry. The transfer was in exchange for cash and equipment.

      Late in the third quarter of 2000, we opened our new Center for Proteomics at our headquarters in Ann Arbor, Michigan. This new facility supports proteomics research and development as well as contract research and technical services for our proteomics customers. We relocated our Chelmsford, Massachusetts facility to Ann Arbor and have consolidated our proteomics operations in this new facility.

Government Regulation

      We are not presently subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

Employees

      As of December 31, 2000, we had 160 full-time employees, 34 of whom hold PhD or other advanced degrees. Approximately 47 employees are engaged in research and development, 44 in marketing, sales and support, 44 in manufacturing and 25 in intellectual property, finance and other administrative functions. We believe our relationship with our employees is good.

RISK FACTORS

Risks Related to our Business

We have a history of losses and anticipate future losses and negative cash flow.

      We incurred net losses of $8.9 million for the fiscal year ended December 31, 2000, $11.1 million for the fiscal year ended December 31, 1999, and $7.8 million for the fiscal year ended December 31, 1998. As of December 31, 2000, we had an accumulated deficit of $42.0 million. We expect to continue to experience significant operating losses as we increase our expenses in order to continue our research and development efforts, further develop our manufacturing capabilities and expand our marketing and sales force. As a result, we need to generate significant revenues to achieve and maintain profitability. However, our continued revenue growth is dependent on many factors beyond our control, including factors discussed in this risk factors section, and we may not sustain our revenue growth and we may become profitable at a different time or we may never become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

We may need additional capital to support our operations, which may be unavailable or costly.

      Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements, on both a short-term and long-term, greater than 12 months, basis. However, we may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities, to expand our sales and marketing capabilities and to fund unforeseen expenses. Future collaborations may require us to commit substantial capital. Many factors, some of which are beyond our control, will determine when and how much funds we will need, and we may need funds sooner than currently anticipated. Even if we have sufficient funds for our operating plans, we may choose to raise additional capital due to market conditions or strategic considerations.

Our systems and products may fail to maintain or achieve sufficient market acceptance, which would impair our ability to generate sales revenue.

      The commercial success of our systems and products depends upon continued and expanding market acceptance of our DNA microarray and proteomic systems and products by pharmaceutical and biotechnology companies, academic research centers and government-funded research laboratories. Market acceptance depends on many factors, including researchers’ belief that our systems are an attractive alternative to current technologies for the acquisition, analysis and management of genomic and proteomic information. These potential customers may be reluctant to accept newer technologies which may require learning new techniques and procedures and abandoning or modifying current methodologies with which they are comfortable and familiar.

The relatively high price of our systems may deter potential customers from buying our systems.

      Our GeneTAC™ Biochip System is typically sold for $225,000 and our Investigator Proteomic™ System is typically sold for $300,000. The costs of our products and systems may deter potential customers from buying our products. We may be required by competitive forces or for other reasons to discount the price of our systems or products to generate sales. Furthermore, our failure to place sufficient quantities of our systems will have a material adverse effect on our ability to sell consumables. Market acceptance of our systems and products and potential products could be adversely affected by limited funding available for capital acquisitions by our customers, as well as internal obstacles to customer approvals for purchases of our products. Because of these and other factors, we may not be able to maintain or achieve sufficient market acceptance to become profitable.

Our products will require additional development to remain competitive, which we may be unable to achieve in a timely and cost-effective manner.

      While we have sold our products and services commercially, our currently available DNA microarray and proteomic systems may require design and functional modifications as scientific procedures and methods change. As scientific knowledge advances, we anticipate a need for new instrumentation, software and consumable products. Any future products will require significant development, investment and testing. We may need to undertake costly and time-consuming efforts to achieve these objectives. We cannot assure you that we will successfully design, develop, manufacture, market or sell any future products in a timely and cost-effective manner, if at all, or that we will be able to sustain or increase sales revenue from our current systems and products.

Concentration of customers may limit our market and our ability to achieve sales growth.

      We expect that our customers will be concentrated in a limited number of pharmaceutical and biotechnology companies, academic research centers and government-funded research laboratories that can afford our systems. As a result, our financial performance may depend on large orders from a limited number of customers, and the loss of, or reduction in, purchase orders from our customers will impair our sales. If consolidation trends in the pharmaceutical and biotechnology industries continue, the number of our current and potential customers could decrease. If this occurs, our large customers may seek reductions in the prices of our products and services based on volume purchases.

If we fail to achieve and maintain the high manufacturing standards that our products require, or if we are unable to develop additional manufacturing capacity, our commercial opportunity will be reduced or eliminated.

      Our DNA microarray and proteomic systems and related products require careful calibration and precise, high-quality manufacturing. If we fail to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, we could experience product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that will impair our sales. Despite our high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. If we are unable to manufacture the components of our GeneTAC™ Biochip System or Investigator™ Proteomic System on a timely basis at acceptable quality and cost and in commercial quantities, or if we experience unanticipated technological problems or delays in production, our commercial opportunity will be reduced or eliminated.

The sales cycle for our systems is lengthy and we may spend significant time on sales opportunities with no assurance of success.

      The sales cycle for our systems is typically between three and six months. We often must make sales presentations to various departments within a single customer, including research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort with no assurance that we will successfully sell our systems, products or services to the customer.

We depend on third-party suppliers, and any failure to obtain product components from these suppliers in a timely manner will interfere with our ability to produce our products.

      The lasers, filters and optics used in our GeneTAC™ Biochip Analyzers and the fluid transport mechanism used in our GeneTAC™ Hybridization Station are supplied by a limited group of suppliers. GeneTACTM Biochip products, which include the GeneTACTM Biochip Analyzer and the GeneTACTM Hybridization Station, as well as the G3 Library Management System, accounted for approximately 59% of our 2000 revenue. If we are unable to obtain these parts from our suppliers, we may be unable to secure an alternative supplier within a reasonable time period, or on commercially reasonable terms, if at all. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, could also result in reduced control over quality, pricing and time of receipt of materials and components.

Any reduction, delay or termination of government research funding could reduce, or cause timing fluctuations in, our sales.

      In 2000, approximately 55% of our sales were made to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies like the US National Institutes of Health and similar domestic and international agencies. Although the level of research funding has increased during the past several years, these increases may not continue or research funding may be reduced. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Also, government proposals aiming to reduce or eliminate budget deficits have sometimes included reduced allocations or delays or terminations of funding to the National Institutes of Health and other government agencies that fund research and development activities. A reduction in government funding for the National Institutes of Health or other government research agencies could result in lower sales or cause fluctuations in our sales and operating results.

If we fail to expand our international presence or our distribution arrangement with PerkinElmer, Inc. is unsuccessful, we may lose potential revenues.

      We have an agreement with PerkinElmer for the exclusive marketing, distribution and servicing of our products outside the United States, Japan and the United Kingdom through January 1, 2002. In 2000, sales to PerkinElmer were 14% of our total revenue. If PerkinElmer does not perform well or otherwise fails to successfully market and distribute our products, our revenue will be adversely affected. If our distribution agreement with PerkinElmer is terminated, we may incur increased costs and face additional personnel requirements as a result of finding new distributors for our products or building our own sales and distribution force for our markets outside the United States, Japan and the United Kingdom.

The risks associated with maintaining international operations could adversely affect our ability to increase or sustain international sales.

      The sale of our products internationally involves a number of risks not typically present in domestic sales, including:

•	difficulties in staffing and managing foreign operations;

•	costs and risks of deploying systems in foreign countries;

•	changes in regulatory requirements; licenses, tariffs and other trade barriers;

•	limited protection of intellectual property rights;

•	the burden of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	political and economic instability.

      Our international operations also will be subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high-technology products. Tariffs or restrictions upon the importation or exportation of our products may be implemented by the United States or other countries which will adversely affect our ability to sustain or increase our international sales.

We are subject to foreign currency fluctuations which may affect our operating results.

      A significant portion of our business historically has been conducted in currencies other than the U.S. dollar, which is our reporting currency. Our agreement with PerkinElmer requires payment in U.S. currency. As a result, only our business in the United Kingdom and Japan is currently conducted in foreign currencies. The United Kingdom and Japan represented 46% of our total sales in 2000 and may continue to represent a large portion of our total sales. Currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses in the period incurred. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposures and the potential volatility of currency exchange rates. We may choose to engage in foreign exchange hedging transactions to manage our foreign currency exposure, but our strategies may not adequately protect our operating results from the effects of exchange rate fluctuations and may expose our business to additional risk and loss.

Our failure to attract and retain skilled scientists, technicians and other key personnel could affect our ability to develop and manufacture our products and provide our services.

      As of December 31, 2000 we employed 160 full time employees. Our ability to adequately service our customers depends, in large part, on our ability to hire and retain scientists and technicians with the skills necessary to keep pace with continuing changes in genomic and proteomic research. We believe that there is a shortage of, and significant competition for, scientists and technicians with the skills and experience in biochemistry, chemistry and engineering necessary to perform the services we require. We compete with the research departments of pharmaceutical companies, biotechnology companies, contract research companies and research and academic institutions for new personnel. We cannot assure you that we will be successful in attracting, retaining or motivating our scientific and technical personnel. Moreover, the hiring of additional personnel in product development, manufacturing and sales and marketing will increase burdens on our management, operational and financial resources. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train and retain sufficient qualified personnel would seriously damage our business.

We face risks associated with acquisitions that will harm our business if we do not adequately address them.

      We have acquired complementary technologies, product lines and personnel from several companies. This growth has placed, and may continue to place, a significant strain on our management and operation. Our ability to manage our growth effectively will depend on our ability to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our workforce.

      We expect to continue from time to time to review potential acquisition candidates in the ordinary course of our business. Acquisition candidates may not be available on terms and conditions acceptable to us. These potential acquisitions will involve numerous risks, including:

•	difficulties and expenses incurred in connection with the completion of these acquisitions;

•	the subsequent assimilation of the operations, personnel and services or products of the acquired companies;

•	the loss of momentum in research and product development activities;

•	the difficulty of operating new businesses;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees of the acquired company.

      Acquisitions of foreign companies may also involve the additional risks of assimilating differences in business practices and overcoming language and cultural barriers.

Risks Related to Our Industry

We and our customers are subject to significant technological uncertainty which could result in reduced acceptance and demand for our products.

      Our products, and the research for which they are predominately used, involve several new and complex technologies. The instrumentation and software that comprise our systems have only recently been used in commercial applications. Scientists and technicians using our products require new technical skills and training and may experience difficulties with our products. As our products continue to be used, it is possible that previously unrecognized defects will emerge. Further, in order for us to address new applications for our products, we may have to add features and design new software. If we are unable to validate or achieve the improvements in our products necessary for their continued successful commercialization, the demand for our products will suffer.

      The outcomes of research based on technologies using our products are subject to the risks of failure inherent in the development of new technologies. These risks include the possibility that:

•	any products based on these technologies are ineffective, unreliable or unsafe, or otherwise fail;

•	producers will be unable to manufacture the products on a large scale or market the products economically;

•	proprietary rights of third parties will preclude the marketing of the products; and

•	third parties will market equivalent or superior products.

      The failure of research and development activities using our products to result in commercially viable products could reduce the demand for our products.

We face intense competition which could result in reduced acceptance and demand for our products.

      While we are a leading provider of DNA microarray and proteomic systems, the gene expression and proteomic research markets are intensely competitive, highly fragmented and rapidly changing. We compete with many companies in the United States and abroad that are engaged in the development and production of products that analyze genomic and proteomic information.

      Currently, our principal competition comes from established companies and organizations providing products that use existing technologies which perform many of the same functions for which we market our systems. These products include a variety of established assays and tests, including gel-based technologies. Future competition in the genomic and proteomic research fields will likely come from existing competitors as well as other companies seeking to develop new technologies for producing and analyzing genomic and proteomic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic and proteomic information and may choose to develop or acquire competing technologies to meet these needs. If we are unable to compete effectively, there will be reduced acceptance of and demand for our products.

      Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may have greater name recognition and more extensive customer bases than we do, and they may offer discounts as a competitive tactic. In addition, several development-stage companies are currently producing or developing products that compete with or will compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies and products obsolete.

We may be involved in lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

      Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our issued and future patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. They may have filed applications or obtained patents or proprietary rights competitive with or similar to ours. In order to protect or enforce our patent rights, we may initiate patent litigation which would be expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology, reducing our ability to compete in the market.

      We rely on trade secret protection for some of our confidential and proprietary information for which we have not sought patent protection. We believe that we have developed proprietary technology and processes relating to numerous aspects of our DNA microarray and proteomic systems. We have taken measures to protect our proprietary technologies and processes and continue to explore ways to enhance these protections. We require our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

      We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not issue that would materially and adversely affect our ability to commercialize our products. We may be sued for infringing or misappropriating the patent or other intellectual property rights of others. Intellectual property litigation is costly, even if we prevail. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license requiring royalty payments. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent which we infringe, we may be unable to sell some of our products.

Ethical concerns surrounding the use of genomic information and misunderstanding of the nature of our business could frustrate our ability to develop and sell our existing products and new products.

      Genetic screening of humans is used to determine individual predisposition to medical conditions. Genetic screening has raised ethical issues regarding the confidentiality and appropriate uses of the resulting information. Government authorities may regulate or prohibit the use of genetic screening to determine genetic predispositions to medical conditions. Additionally, the public may disfavor and reject the use of genetic screening.

      Genomic and proteomic research is used to determine the role of genes and proteins in living organisms. Our products are designed and used for genomic and proteomic research and drug discovery and are not designed to be used for genetic screening. However, it is possible that government authorities and the public may fail to distinguish between the genetic screening of humans and genomic and proteomic research. If this occurs, our products and the processes for which our products are used may be subjected to government regulations intended to affect genetic screening. Further, if the public fails to distinguish between the two fields, it may pressure our customers to discontinue the research and development initiatives for which our products are used.

We may not have adequate insurance, and if we are subject to product liability claims, we may experience reduced demand for our products or be required to pay damages that exceed our insurance limitations.

      Product liability claims asserted against us, regardless of their merit or potential outcome, may adversely effect our reputation, result in reduced demand for our products and make it more difficult for us to expand our business. Also, we cannot assure you that our current insurance policies will adequately protect us or that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

Risks Related to our Callable Common Stock

Call features for publicly traded stock are unusual, and the call feature of our stock may affect market price and liquidity.

      As contemplated in our investment agreement with PerkinElmer, for a period of two years that commenced on October 23, 2000 and is scheduled to end on October 21, 2002, PerkinElmer has the right to cause us to require the holders of our callable common stock to sell their shares to us. This call right is set forth in our certificate of incorporation, as amended. Rights to cause publicly traded shares to be redeemed are not typical, and there is insufficient precedent for us to predict all of the implications of PerkinElmer’s right to cause us to repurchase our callable common stock. It is possible that PerkinElmer’s right has and will continue to adversely affect the market price and the liquidity of our callable common stock.

The expiration of the call feature of our callable common stock may cause the market price to decline.

      The repurchase right with respect to our callable common stock requires payment of a premium over the market price if the call is exercised. We cannot predict how the market price and liquidity of our callable common stock will be affected when PerkinElmer’s option expires. For instance, PerkinElmer’s failure to exercise its right could cause the market price for our callable common stock to decrease substantially.

The callable feature of our stock may harm your ability to engage in tax and financial planning.

      We may require investors to sell their shares of callable common stock to us, regardless of whether they want to or if it is convenient for them. This requirement will remain in place until PerkinElmer’s call right expires. Because of market movements and depending on the price paid for shares, it is possible that the repurchase price at any given time will be less than the price that an investor paid for the shares. The call feature of our stock may make it difficult for investors to engage in financial or tax planning because they will be unable to retain their shares if the call is exercised.

Market volatility may adversely affect the market price of our callable common stock.

      The trading price of our callable common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology, pharmaceutical and genomic and proteomic industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of our callable common stock or other securities; and

•	the market’s perception of the purchase option for our callable common stock.

      In addition, the stock market in general, and the Nasdaq National Market and the market for life science companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our callable common stock, regardless of our operating performance. Declines in the value of our callable common stock could impair our ability to raise additional capital to fund the commercialization of our products. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Anti-takeover provisions in our charter documents and under Delaware law, and PerkinElmer’s right to cause us to require the holders of our callable common stock to sell their shares to us, could make it difficult for a third party to acquire us.

      The anti-takeover provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us without the approval of our board of directors.

      Additionally, PerkinElmer has the right to require the holders of our callable common stock to sell their shares to us at a premium over market price or to match any third party offer that our board of directors is prepared to accept. PerkinElmer’s rights may discourage offers from third parties or may lower the price third parties may offer. Furthermore, our board has the authority to accept third party offers that may be less than the premium price PerkinElmer might otherwise be required to pay under our agreement, which PerkinElmer then has the right to match. As a result, we cannot assure investors that the price they may receive upon the redemption of their shares will represent a favorable return on their investment.

      As a result of these provisions in our charter documents and Delaware law and our agreement with PerkinElmer, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in a premium over the market price. See “Legal Proceedings” below.

ITEM 2.  PROPERTIES

Facilities

      Our principal executive offices and our new Proteomic Center, which replaces our former office in Chelmsford, Massachusetts, are located in 23,415 square feet of leased space in Ann Arbor, Michigan. We also lease 14,500 square feet for our imaging system manufacturing and engineering operations in Lansing, Michigan. Our wholly-owned subsidiary in the United Kingdom, Genomic Solutions Ltd., leases approximately 18,000 square feet of space in Huntingdon, England for robot and fluid handling systems development and manufacture as well as marketing, sales, and support for the United Kingdom. Additionally, our wholly-owned subsidiary in Japan, Genomic Solutions KK, leases approximately 4,520 square feet of space in Tokyo for domestic marketing, sales, and technical support.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

      On February 12, 2001, PerkinElmer filed a lawsuit in Delaware Chancery Court requesting that the Delaware court interpret the terms of PerkinElmer’s right, under our Certificate of Incorporation, to require us to call and redeem our callable common stock. The lawsuit names the Company as well of each of our directors and alleges, among other things, that we sought to improperly impede or terminate PerkinElmer’s right to cause us to redeem our callable stock, and to impose an improper financial penalty upon an exercise by PerkinElmer of that right. PerkinElmer’s complaint is in the context of a proposed transaction that we were pursuing with an unnamed third party, which if completed without PerkinElmer exercising its right, would have had the effect of terminating the right.

      On February 15, 2001, we filed a motion for summary judgment seeking dismissal of the lawsuit. We believe the PerkinElmer lawsuit is without merit and we intend to defend our rights vigorously and aggressively.

      On November 27, 2000, Molecular Dynamics, Inc. filed a lawsuit against us in Santa Clara County Superior Court, San Jose, California. The lawsuit relates to our refusal to purchase shares of capital stock of Meridian Instruments, Inc. owned by Molecular Dynamics. The complaint seeks payment of $657,175.83, increased by $8,333 each month until payment is made, as a result of a “put” right in favor of Molecular Dynamics which we are allegedly obligated to honor.

      It is our understanding that Meridian obtained certain transferable license rights to Molecular Dynamics’ imaging technology as part of a 1995 settlement of a patent dispute. Under the settlement agreement, Molecular Dynamics received stock in Meridian subject to both put and call rights on the occurrence of certain events. The license to the technology was transferred by Meridian to Insight Biomedical Imaging in 1997. In 1998, we purchased certain assets from Insight, including the license rights that Insight obtained from Meridian.

      Molecular Dynamics claims it has a contractual right to require Meridian Instruments to repurchase the shares of Meridian issued to Molecular Dynamics. It further claims that we, as an assignee of the patent license, have an obligation to honor Molecular Dynamics’ desire to have its stock in Meridian repurchased.

Molecular Dynamics has asserted, among other things, that we expressly or implicitly assumed the re-purchase obligation, that we are a legal successor of Meridian Instruments, and that there was a fraudulent transfer of the Meridian assets. We believe the Molecular Dynamics lawsuit is without merit and we intend to defend the lawsuit vigorously and aggressively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our callable common stock is traded and quoted on the Nasdaq National Market (“NNM”) under the symbol “GNSL”. The following table sets forth the high and low sale prices for our callable common stock as reported on the NNM for the periods indicated commencing on May 5, 2000, the date of our initial public offering.

	High	Low

Fiscal Year Ended December 31, 2000

Second Quarter, commencing on May 5, 2000 and ended June 30, 2000	17.375	7.875

Third Quarter ended September 30, 2000	30.125	11.813

Fourth Quarter ended December 31, 2000	18.813	4.938

      On March 22, 2001, the last reported sales price for our callable common stock as reported by the NNM was $3.28. As of such date there were approximately 129 holders of record of the callable common stock. We believe there are a significant number of beneficial owners of our callable common stock whose shares are held in street name. We have never paid cash dividends on our callable common stock or common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

      Within the period covered by this report, we have issued and sold unregistered securities in the amounts, at the times and for the aggregate consideration listed as follows:

•	In January 2000, we issued 1,269,841 shares of Series P Preferred Stock to PerkinElmer for an aggregate price of $8,000,000.

•	Upon the closing of our initial public offering in May, 2000, we issued 1,552,384 shares of callable common stock upon the automatic conversion of warrants issued in connection with the subordinated notes issued in April and October 1999.

•	In March, 2000, we issued 24,655 shares of callable common stock in lieu of interest in the amount of $118,426, in connection with subordinated notes issued in April and October, 1999.

•	In June, 2000, we issued 18,678 shares of callable common stock in lieu of interest in the amount of $89,799, in connection with subordinated notes issued in April and October 1999.

•	During 2000 we issued 968,070 shares of our callable common stock and common stock upon the exercise of options to purchase such stock for an aggregate consideration of $313,059.

      All of the above securities were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, or Rule 701 promulgated under the Securities Act of 1933. No underwriters were used in connection with any of such issuances. The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

Use of Proceeds From Our Initial Public Offering

      On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1(Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.1 million. The balance of the proceeds have been invested in short-term investment-grade securities. The principal purposes of the offering were to: (1) increase our equity capital, (2) create a public market for the callable common stock in order to facilitate future access to public equity markets and (3) create liquidity for our existing stockholders. We are using and intend to continue to use the net proceeds of the offering, together with our existing cash and cash equivalents and short-term investments, to fund research and development, expand laboratory and office facilities and for general corporate purposes. We may also use a portion of the net proceeds for the acquisition of businesses, technologies or products complementary to us. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data for the five years ended December 31, 2000 are derived from the audited Consolidated Financial Statements of the Company. The financial data set forth below contains only a portion of our financial statements, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,

	2000	1999	1998	1997	1996

	(In thousands, except per share data)

Consolidated statement of operations data:

Revenue	$19,077	$12,092	$5,507	$2,164	$3,257

Cost of Revenue	9,374	6,990	3,266	1,063	1,311

Gross profit	9,703	5,102	2,241	1,101	1,946

Operating Expenses:

Selling, general and administrative	11,919	8,652	6,372	2,198	2,278

Research and development	5,596	4,830	3,354	942	864

Restructuring and other unusual charges(1)	600	438	340	1,578	—

Total operating expenses	18,115	13,920	10,066	4,718	3,142

Loss from operations	(8,412)	(8,818)	(7,825)	(3,617)	(1,196)

Total other income (expense)	558	(2,324)	39	(261)	(398)

Loss before taxes and extraordinary items	(7,854)	(11,142)	(7,786)	(3,878)	(1,594)

Benefit from (provision for) income taxes	—	—	—	642	(6)

Loss before extraordinary items	(7,854)	(11,142)	(7,786)	(3,236)	(1,600)

Extraordinary items(2)	(1,050)	—	—	1,245	—

Net Loss	(8,904)	(11,142)	(7,786)	(1,991)	(1,600)

Non-cash common stock warrant benefit (charge)(3)	1,059	(3,861)	—	—	—

Deemed dividend upon issuance of Series P preferred stock(4)	(8,000)	—	—	—	—

Net loss attributable to common stockholders	$(15,845)	$(15,003)	$(7,786)	$(1,991)	$(1,600)

Net loss per share, basic and diluted:

Loss per share before extraordinary items	$(0.45)	$(3.75)	$(2.71)	$(6.93)	$(0.53)

Net loss per share	$(0.51)	$(3.75)	$(2.71)	$(4.27)	$(0.53)

Net loss per share attributable to common stockholders	$(0.90)	$(5.04)	$(2.71)	$(4.27)	$(0.53)

Weighted average common shares	17,526	2,974	2,876	467	3,022

	As of December 31,

	2000	1999	1998	1997	1996

	(In thousands)

Consolidated balance sheet data:

Cash and cash equivalents	$40,159	$1,328	$2,880	$5,089	$219

Total assets	65,224	13,858	11,694	8,579	2,615

Total debt	1,956	11,190	2,819	901	3,425

Total stockholders’ equity (deficit)	$51,989	$(9,381)	$5,485	$5,912	$(1,556)

(1)	In May 2000 we recorded a one time restructuring charge of $600,000 to close the Chelmsford, Massachusetts proteomic facility. In 1999 we recorded an unusual charge of approximately $438,000 for the write-off of goodwill originating from the acquisition of certain assets of Insight Biomedical Imaging. In 1998 we recorded an unusual charge of approximately $340,000 for the write-off of in-process research and development acquired from ESA, Inc. In 1997 we recorded an unusual charge of approximately $1,578,000, consisting of approximately $861,000 for the write down of goodwill and intangible assets and approximately $328,000 write-off of unamortized capitalized software development costs related to the merger with B.I. System Corporation and approximately $389,000 write-off of in-process research and development acquired from PBA Technologies, Ltd.

(2)	In 2000 we accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of $1,050,000. In 1997 we recorded an extraordinary gain of approximately $1,245,000 on the forgiveness of debt.

(3)	In 2000 we recorded decretion of approximately $1,059,000 on the common stock warrants. In 1999 we recorded accretion of approximately $3,861,000 on the common stock warrants.

(4)	In 2000 we recorded a charge of $8,000,000 related to the beneficial conversion feature associated with the Series P preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-K.

Overview

      We design, develop, manufacture, market and sell genomic and proteomic instruments, software, consumables and services. Unlike many other life sciences companies in the DNA microarray and proteomic markets, we offer integrated systems with demonstrated market acceptance. Our DNA microarray and proteomic products and systems enable researchers to perform complex, high-volume experiments at lower costs and in less time than with traditional techniques. Our customers use our integrated and automated systems to produce microarrays, maintain DNA libraries, quantify gene expression levels and isolate, identify and characterize proteins, thereby facilitating more rapid and less expensive drug discovery. We have sold our products in over 30 countries to pharmaceutical and biotechnology companies, government agencies, universities and private research institutions.

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

Results of Operations

Years ended December 31, 2000 and 1999

Revenue

      Revenue increased $7.0 million, or 58%, to $19.1 million in 2000 from $12.1 million in 1999. This increase in revenue was due primarily to $6.9 million from sales of DNA microarray and proteomic systems. New product sales consisted of $3.8 million from our GeneTAC™ Biochip System, which includes the G3 Library Management Tool, GeneTAC™ Hybridization Station and GeneTAC™ LS4 Biochip Analyzer, and $3.1 million from our Investigator™ Proteomic System, which was first shipped in June 1999. Increased sales of these products offset the $245,000 revenue decline associated with our products for documenting and analyzing one-dimensional separations of DNA and proteins, which were discontinued in all markets except Japan. The remainder of our 2000 revenues were attributable to services and consumables.

Cost of revenue

      Cost of revenue increased $2.4 million, or 34%, to $9.4 million in 2000 from $7.0 million in 1999. This increase was due primarily to $1.9 million in increased cost of materials attributable to increased instrumentation sales. The remainder of the increase in cost of revenue was attributable to increased spending on product support, employees and facilities.

Selling, general and administrative expenses

      Selling, general and administrative expenses increased $3.2 million, or 38%, to $11.9 million in 2000 from $8.7 million in 1999. Of this increase, $2.1 million was attributable to salaries, sales commissions and other employee-related costs due primarily to the addition of approximately 13 sales, marketing and administrative personnel and increased sales commissions. The remaining increase consisted of approximately $653,000 from promotional activities and approximately $379,000 from increased office expenses and depreciation expense associated with the hiring of additional personnel.

Research and development expenses

      Research and development expenses increased $766,000, or 16%, to $5.6 million in 2000 compared to $4.8 million in 1999. Research and development spending increased due primarily to an increase in salaries of approximately $909,000 and other employee related costs.

Restructuring charge

      In May 2000, we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic services and chemical production facility located in Chelmsford, Massachusetts. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. The restructuring reserve has been fully utilized and there is no remaining balance at December 31, 2000. We anticipate favorable financial, operating and strategic results from the consolidation of our proteomic operations in Ann Arbor, Michigan.

Interest expense

      Interest expense increased $123,000 in 2000 to $2.6 million from $2.5 million in 1999. This increase was due primarily to $6 million of subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999 and the increase in borrowings under our fixed asset lease line agreement and our commercial bank borrowing facilities.

      Interest expense in 2000 includes amortization expense of approximately $965,000 related to the discount recorded on the subordinated notes. The discount was being amortized over the period from the date of issuance to April 2000. The amortization period of the discount was treated as shorter than the contractual life of the subordinated notes as the notes contained a provision that they automatically mature upon closing of an initial public offering (originally expected to be April 2000) and were expected to be repaid with a portion of the offering proceeds. However, in March and April 2000, we amended the note agreements with the subordinated debt holders to change the acceleration of the maturity date from the closing date of the initial public offering to the earlier to occur of a date one year from the closing of an initial public offering or the date on which our cash and cash equivalents fall below $50 million. We retained the right to prepay these notes at any time. We accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of approximately $1,050,000 in March 2000. The extraordinary loss represents the difference between the carrying value of the original subordinated notes less the related unamortized debt issuance costs at March 24, 2000 and the estimated fair value of the new subordinated notes. The effective interest rate was 53.0% and 154.1% for the subordinated notes issued in April 1999 and October 1999, respectively, calculated based on an expected maturity date of April 2000. The effective interest rate on the new subordinated notes was 8.75%.

      We repaid the $6 million of subordinated notes issued in April 1999 and $3.5 million of subordinated notes issued in October 1999 in their entirety on June 9, 2000.

Interest income

      Interest income increased $2.6 million in 2000 to $2.7 million from $111,000 in 1999. Interest income increased due to higher average cash and cash equivalent balances in 2000, resulting primarily from the investment of the net proceeds from our initial public offering which closed on May 10, 2000, and $8.0 million in gross proceeds from the sale of preferred stock to PerkinElmer in January 2000.

Benefit from income taxes

      We incurred net operating losses in 2000 and 1999, and consequently, we did not pay any federal income taxes. At December 31, 2000, we have available net operating loss carryforwards of approximately $27.4 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2020. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. See Note 10 of Notes to Consolidated Financial Statements.

Years ended December 31, 1999 and 1998

Revenue

      Revenue increased $6.6 million, or 120%, to $12.1 million in 1999 from $5.5 million in 1998. This increase in revenue was due primarily to $5.4 million from sales of DNA microarray and proteomic systems launched in 1999. New product sales consisted of $3.7 million from our GeneTAC™ Biochip System, GeneTAC™ Hybridization Station and Biochip Analyzers and $1.7 million from our Investigator™ Proteomic System, which was first shipped in June 1999. We also sold more Flexys® Robotic Workstations in 1999 compared to 1998, with unit sales increasing from 19 to 40. Increased sales of this product offset the revenue loss associated with our products for documenting and analyzing one dimensional separations of DNA and proteins, which were discontinued in all markets except Japan. The remainder of our 1999 revenues were attributable to services and consumables.

Cost of revenue

      Cost of revenue increased $3.7 million, or 114%, to $7.0 million in 1999 from $3.3 million in 1998. This increase was primarily attributable to increased instrumentation sales and increased spending on product support, employees and facilities. In 1999, cost of revenue reflected added costs associated with the initial manufacturing set up and first production runs for the individual components of our DNA microarray and proteomic systems. In response to the increase in the number of products offered and volume of products manufactured, we moved our United Kingdom operations into a new facility which more than doubled the prior facility space. As a result of infrastructure improvements, our cost of revenue grew at approximately the same rate as our revenues.

Selling, general and administrative expenses

      Selling, general and administrative expenses increased $2.3 million, or 36%, to $8.7 million in 1999 from $6.4 million in 1998. Of this increase, $1.6 million was attributable to salaries and other employee related costs. The remainder of this increase was for promotional activities, professional services and sales commissions.

Research and development expenses

      Research and development expenses grew $1.5 million, or 44%, to $4.8 million in 1999 from $3.4 million in 1998. This increase was primarily attributable to increased spending of $652,000 on the design and development of our new products in 1999 and $604,000 of salary and related employee expenses resulting primarily from hiring approximately nine engineers and scientists.

Acquisition related and other unusual charges

      In 1999, we recorded a charge of $438,000 for the write-off of goodwill originating from the acquisition of certain assets of Insight Biomedical Imaging. The primary purpose of the acquisition was to acquire Insight’s expertise in laser-based imaging technology. The assets acquired are used to produce laser scanning microscope systems used by life science researchers for generating 3-dimensional images of research samples. This write-off of goodwill was due to our strategic decision to no longer market, sell and provide technical support for the 3-dimensional imaging products produced by Insight. The last customer maintenance agreement ended in September 1999. Since that time no further revenue from these products has been realized.

      For the year ended December 31, 1998, we recorded a charge to operations of $340,000 for the write-off of in-process research and development in connection with the acquisition of the 2-D gel electrophoresis and proteomic business of ESA, Inc.

Interest expense

      Interest expense increased $2.4 million to $2.5 million in 1999 from $122,000 in 1998. This increase was due primarily to $6 million of subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999. Interest expense also increased as a result of the increase in borrowings under our fixed asset lease line agreement and our commercial bank borrowing facilities.

      In 1999, interest expense includes amortization expense of approximately $1,606,000 related to the discount recorded on the subordinated notes. The discount was being amortized over the period from the date of issuance to April 2000. The amortization period of the discount was treated as shorter than the contractual life of the subordinated notes as the notes contained a provision that they automatically mature upon the closing of an initial public offering (originally expected to be April 2000) and were expected to be repaid with a portion of the offering proceeds.

Interest income

      Interest income decreased $125,000 to $111,000 in 1999 from $236,000 in 1998. Interest income decreased due to lower average cash balances in 1999.

Benefit from income taxes

      We incurred net operating losses in 1999 and 1998, and, consequently, we did not pay any federal income taxes.

Liquidity and Capital Resources

      At December 31, 2000 our cash and cash equivalents totaled $40.2 million compared to $1.3 million at December 31, 1999. In January 2000, we received $8.0 million in gross proceeds from the sale of preferred stock to PerkinElmer. Also in January 2000, we received approximately $575,000 in cash from the sale of our 30% ownership interest in HD Technologies. In May 2000, we completed our initial public offering, receiving net proceeds of approximately $55.1 million, including the underwriters’ over-allotment option and after deducting underwriters’ discount and commissions and other offering expenses. Prior to that, we funded our operations with $23.5 million of private equity, $9.5 million in subordinated promissory notes with warrants, $3.0 million from fixed asset lease financing and $32.3 million from bank borrowings.

      Cash used in operations for 2000 was $11.1 million compared with $9.5 million for the same period in 1999. Cash used in operations consisted primarily of our net loss of $8.9 million in 2000 which included non-cash charges of $965,000 for amortization of discount on subordinated notes with warrants, $1.1 million for extraordinary loss on extinguishment of debt, $282,000 gain on sale of investment in HD Technologies, $382,000 gain on sale of assets, $600,000 for restructuring, and $1.3 million for depreciation and amortization expense. The use of cash in operating activities in 2000 was also due to increases of $4.2 million in accounts receivable, $2.4 million in inventories to accommodate increased sales and $817,000 in prepaid expenses and other. The use of cash in operating activities was partially offset by $1.5 million increase in accounts payable and accrued liabilities due primarily to increases in cost of revenue and total operating expenses.

      Our investing activities for 2000 used cash of $1.0 million compared with usage of $1.8 million for the same period in 1999. Cash used in investing activities was attributable to $1.7 million in capital expenditures primarily for laboratory equipment offset as a result of receiving approximately $575,000 in cash from the sale of our 30% ownership interest in HD Technologies and $168,000 from the sale of assets. Cash used in 1999 was attributable to $1.4 million for capital expenditures, which consisted mainly of purchases of computers, laboratory equipment and leasehold improvements related to expansion of our laboratories.

      Cash provided by financing activities in 2000 was $50.9 million compared to $9.9 million for the same period in 1999. Financing activities included the receipt of $55.1 million in net proceeds, after deducting underwriters discounts and commissions and other offering expenses, from the sale of callable common stock in our initial public offering and receipt of $7.4 million in net proceeds from the sale of preferred stock in January 2000. Financing activities for 2000 also included the repayment on June 9, 2000 of $6.0 million subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999.

      In March and April 2000, we amended our primary bank line-of-credit agreement to provide for borrowings up to $32 million through July 2001. As of December 31, 2000, there were no outstanding borrowings under this line of credit.

      Working capital increased $42.0 million to $44.0 million at December 31, 2000 from $2.0 million at December 31, 1999. The increase in working capital was primarily due to the increase in cash of $38.8 million as a result of cash proceeds received from our initial public offering, the sale of preferred stock to PerkinElmer, the sale of our 30% ownership interest in HD Technologies and the sale of property and equipment. Our working capital increase was also due to increases of $4.0 million in accounts receivable and $2.1 million in inventory due to our growth in revenue and operations, $829,000 in prepaid expenses and other current assets, and a decrease of $1.8 million in our lines or credit, partially offset by increases of $5.4 million in accounts payable and accrued liabilities which includes accrued license fees associated with license agreements entered into during 2000.

      As of December 31, 2000, we had an aggregate $2.0 million in future obligations of principle payments under capital leases and other long-term debt, of which $754,000 is to be paid within the next twelve months.

      We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses, debt obligations and capital requirements on both a short-term and long-term, greater than 12 months, basis. However, we may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities, to expand our sales and marketing capabilities or to fund unforeseeable expenses. Even if we have sufficient funds for our operating plans, we may choose to raise additional capital due to market conditions or strategic considerations. We may seek funding through public or private equity offerings, debt financing or additional collaborations. We cannot assure you that additional financing will be available on favorable terms, if at all.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

      The primary objective of our investment activities is to preserve capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain our cash and cash equivalents in money market funds. The average duration of all our investments in 2000 was less than 90 days. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2000.

Foreign currency rate fluctuations

      The local currency for our subsidiary in the United Kingdom is the British pound sterling and the local currency for our subsidiary in Japan is the Japanese yen. We have converted the British pound sterling and the Japanese yen to the U.S. dollar using the exchange rate in effect at the balance sheet date and have used the average exchange rate for the period for income statement items. The effects of conversion are recorded as a separate component of stockholders’ equity. Our agreement with PerkinElmer requires payment in U.S. currency. As a result, only business in the United Kingdom and Japan by our subsidiaries will continue to be conducted in foreign currencies. Exchange gains and losses are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our foreign subsidiaries or customers. The net tangible assets of our British subsidiary, without respect to long term debt, were approximately $8.1 million at December 31, 2000. A hypothetical 10%, decrease in the value of the British pound sterling relative to the U.S. dollar would result in an unrealized foreign exchange translation loss of approximately $815,000. The net tangible assets of our Japanese subsidiary were approximately $317,000 at December 31, 2000. A hypothetical 10% decrease in the value of the Japanese yen relative to the U.S. dollar would result in an unrealized foreign exchange translation loss of approximately $32,000. Additionally, a portion of our long-term debt is denominated in British pound sterling. If the British pound sterling increases in value relative to the U.S. dollar before repayment, we will have to pay more cash to retire the debt. A hypothetical 10% increase in the value of the British pound sterling relative to the U.S. dollar would result in an unrealized foreign currency transaction loss of approximately $6,000.

      Foreign currency transaction gain (loss) resulting from product and service sales in foreign denominated currencies totaled approximately $(82,000), $113,000 and $(11,000) in fiscal 2000, 1999 and 1998.

Inflation

      We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Recent Accounting Pronouncements

      We adopted Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” effective July 1, 2000, except for certain interpretations which were effective December 15, 1998 and January 12, 2000. There was no impact on our consolidated financial position or results of operations.

      We adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” effective October 1, 2000. There was no impact on our consolidated financial position or results of operations.

      Various accounting pronouncements have been issued but which are not effective including, but not limited to, Statement of Financial Accounting Standards Nos. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000. Management expects that adoption of these pronouncements will have little, if any, impact on our consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The information required by Items 10, 11, 12 and 13 will be included in our proxy statement for our Annual Meeting of Shareholders to be held in 2001, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  The following documents are filed herewith as part of this Form 10-K:

(1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the “Index to the Financial Statements” included in Part II, Item 8 of this report.

(2) Schedules other than those listed in the “Index to the Financial Statements” contained in Part II, Item 8 of this report are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

(3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the “Exhibit Index” filed herewith.

      (b)  Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001

GENOMIC SOLUTIONS INC.

By:	/s/ JEFFREY S. WILLIAMS

Jeffrey S. Williams, President and
Chief Executive Officer

By:	/s/ STEVEN J. RICHVALSKY

Steven J. Richvalsky, Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY S. WILLIAMS Jeffrey S. Williams	President, Chief Executive Officer and Director	March 28, 2001
/s/ ROBERT G. SHEPLER Robert G. Shepler	Chairman of the Board of Directors	March 28, 2001
/s/ J. MATTHEW MACKOWSKI J. Matthew Mackowski	Director	March 28, 2001
/s/ DANIEL J. MITCHELL Daniel J. Mitchell	Director	March 28, 2001
/s/ DAMION E. WICKER, M.D. Damion E. Wicker, M.D.	Director	March 28, 2001
/s/ P. NICHOLAS KING P. Nicholas King	Director	March 28, 2001

EXHIBIT INDEX

Exhibit No.	Description

(1)2.1	Agreement and Plan of Merger between Genomic Solutions Inc. and B.I. Systems Corporation dated December 24, 1997
(1)2.2	Governance Agreement between PerkinElmer, Inc. and Genomic Solutions Inc. dated May 10, 2000.
(1)2.3	Investor Agreement between Genomic Solutions Inc. and the former shareholders of PBA Technology Limited, dated December 19, 1997
(1)2.4(a)	Investment Agreement between Genomic Solutions and PerkinElmer, Inc. dated December 14, 1999
(1)2.4(b)	First Amendment to the Investment Agreement between Genomic Solutions and PerkinElmer, Inc.
(1)2.5	Asset Purchase Agreement between B.I. Systems Corp. and Biophotonics Corp., dated June 27, 1997
(1)2.6	Agreement for the Sale and Purchase of the Entire Issued Share Capital of PBA Technology Limited, dated December, 1997
(1)2.7	Asset Purchase Agreement between Genomic Solutions Inc. and Insight Biomedical Imaging, Inc., dated April 22, 1998
(1)2.8	Asset Purchase Agreement between Genomic Solutions Inc. and ESA, Inc., dated October 13, 1998
(1)3.1	Bylaws
(1)3.2	Third Amended and Restated Certificate of Incorporation
(1)3.3	Audit Committee Charter
(1)3.4	Amended and Restated Stockholders Agreement dated as of January 25, 2000, among Genomic Solutions Inc. and certain of its stockholders
(1)4.1	Registration Rights Agreement among Genomic Solutions Inc. and certain of its warrantholders, dated April 23, 1999, as amended on October 28, 1999
(1)4.2	Warrant between Genomic Solutions Inc. and ESA, Inc., dated October 13, 1998
(1)4.3	Form of Amended and Restated Callable Warrant between Genomic Solutions Inc. and ESA, Inc.
(1)4.4	Registration of Rights Agreement among Genomic Solutions Inc. and Jeffrey S. Williams
*(1)10.1	Sales, Marketing and Distribution Agreement between Genomic Solutions Inc. and PerkinElmer, Inc., dated December 14, 1999
(1)10.2	Form of Indemnification Agreement
(1)10.2	B.I. Systems Corporation 1994 Omnibus Equity Incentive Plan, as amended
(1)10.3	1998 Stock Option Plan, as amended
10.3(a)	Second Amendment to 1998 Stock Option Plan
(1)10.4	1998 Non-Employee Director and Consultant Stock Option Plan, as amended
(1)10.5	2000 Employee Stock Purchase Plan
(1)10.6	Executive Employment Agreement between Genomic Solutions Inc. and Jeffrey Williams, dated January 1, 2000
10.6(a)	Addendum to Employment Agreement between Genomic Solutions Inc. and Jeffrey Williams, effective January 1, 2001
(1)10.7	Promissory Note between Jeffrey S. Williams and Genomic Solutions Inc., dated January 1, 1998

Exhibit No.	Description

(1)10.8	Promissory Note between Jeffrey S. Williams and Genomic Solutions Inc., dated February 1, 2000
(1)10.9	Termination Agreement between Genomic Solutions Inc. and Dr. Kevin Auton, dated January 29, 2000
(1)10.10	Employment Agreement between Genomic Solutions Inc. and Dr. Kevin Auton, dated December 9, 1998
(1)10.11	Consulting Agreement between Genomic Solutions Inc. and P. Nicholas King, dated January 4, 1996
(1)10.12	Line of Credit between Genomic Solutions Inc. and Comerica Bank, dated August 10, 1998, as amended
(1)10.13	Variable Rate Master Revolving Note between Genomic Solutions Inc. and Comerica, dated March 24, 2000
(1)10.14	Security Agreement between Genomic Solutions Inc. and Comerica Bank, dated March 24, 2000
(1)10.15	Variable Rate Master Revolving Note between Genomic Solutions Inc. and Comerica, dated April 28, 2000
(1)10.16	Lease between Genomic Solutions Inc. and Dart Container Corporation of Michigan, dated July 22, 1998
10.16(a)	Second Amendment to Lease Agreement between Genomic Solutions Inc. and Dart Container Corporation of Michigan, dated June 1, 2000
(1)10.17	Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated August 7, 1997
10.17(a)	Fourth Addendum to Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated May 17, 2000
10.18	Sublease and Service Agreement between Genomic Solutions Inc. and Advanced Modular Power Systems, Inc., dated January 1, 2001
(1)10.19	Lease between Genomic Solutions Ltd and Winterhur Life UK Limited, dated April 16, 1999
(1)10.20	Lease Agreement between Motonori Akahori (on behalf of Genomic Solutions KK) and Chuo Tochi K.K., dated April 21, 1998
10.20(a)	Memorandum of Renewal of Lease Agreement between Motonori Akahori (on behalf of Genomic Solutions KK) and Chuo Tochi K.K., dated April 21, 1998
10.20(b)	Lease between Genomic Solutions KK and Office Kitawaki Y.K. dated March 1, 2000
(1)10.21	Master Lease Agreement with TransAmerica Business Credit Corporation, dated June 24, 1998, as amended
(1)10.22	Genomic Solutions Limited Sale of Shares in HD Technologies Limited, dated January 25, 2000
(1)10.23	Business Loan Agreement among Genomic Solutions Inc. and certain lenders, dated April 23, 1999, as amended
(1)10.24	Business Loan Agreement among Genomic Solutions Inc. and certain lenders, dated October 28, 1999, as amended
10.25	Employment Agreement between Genomic Solutions Inc. and Steven J. Richvalsky, dated as of November 1, 2000.
10.26	Employment Agreement between Genomic Solutions Inc. and Michael P. Kurek, dated as of November 1, 2000.

Exhibit No.	Description

10.27	Employment Agreement between Genomic Solutions Inc. and Andrew A. Jakimcius, dated as of November 1, 2000.
10.28	Employment Agreement between Genomic Solutions Inc. and Shannon M. Richey, dated as of November 1, 2000.
10.29	Employment Agreement between Genomic Solutions Inc. and Christine M. Ethier, dated as of November 1, 2000.
10.30**	License Agreement between Affymetrix, Inc. and Genomic Solutions Inc., dated December 28, 2000.
(1)21.1	List of Subsidiaries
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants
24.1	Power of Attorney (included on signature page)
99	Information required by Form 11-K with respect to the Genomic Solutions Inc. Employee Stock Purchase Plan will be filed as an amendment to this Annual Report on Form 10-K within 120 days of the end of the fiscal year of the plan (December 31) as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Genomic Solutions Inc.’s registration statement on Form S-1, as amended (File No. 333-30246).

*	Confidential treatment granted with respect to portions of this Exhibit.

**	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portion.

GENOMIC SOLUTIONS INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENOMIC SOLUTIONS INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Genomic Solutions Inc.:

      We have audited the accompanying consolidated balance sheets of GENOMIC SOLUTIONS INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genomic Solutions Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Detroit, Michigan,

February 15, 2001

GENOMIC SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	1999

	(in thousands, except
	per share data)

ASSETS

Current Assets:

Cash and cash equivalents	$40,159	$1,328

Accounts receivable, net	7,788	3,812

Inventories	5,734	3,645

Prepaid expenses and other	1,114	285

Total current assets	54,795	9,070

Property and equipment, net	4,735	3,105

Goodwill, net	954	1,253

License fees, net	4,524	—

Other assets	216	430

Total assets	$65,224	$13,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Lines of credit	$—	$1,800

Current portion of long-term debt	754	712

Accounts payable	3,711	2,248

Accrued liabilities	6,067	2,087

Deferred revenue	293	173

Total current liabilities	10,825	7,020

Long-Term Liabilities:

Subordinated debt	—	7,526

Long-term debt, less current portion	1,202	1,152

Other long-term liabilities	1,208	100

Total long-term liabilities	2,410	8,778

Common Stock Warrants	—	7,441

Commitments and Contingencies (see Note 16)

Stockholders’ Equity (Deficit):

Convertible preferred stock, $0.001 par value; 15,000 and 10,000 shares authorized at December 31, 2000 and 1999, respectively; zero and 6,901 shares issued and outstanding at December 31, 2000 and 1999, respectively; aggregate liquidation preference of approximately $18,038 at December 31, 1999	—	7

Callable common stock, $.001 par value; 40,000 shares authorized; 23,758 and 3,055 shares issued and outstanding at December 31, 2000 and 1999, respectively	24	3

Common stock, $.001 par value; 40,000 shares authorized; 1,270 and zero shares issued and outstanding at December 31, 2000 and 1999, respectively	1	—

Additional paid-in capital	94,317	16,832

Notes receivable	(129)	(53)

Deferred compensation related to stock options	(98)	(124)

Retained deficit	(41,955)	(26,110)

Accumulated other comprehensive income (loss)	(171)	64

Total stockholders’ equity (deficit)	51,989	(9,381)

Total liabilities and stockholders’ equity (deficit)	$65,224	$13,858

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2000	1999	1998

	(in thousands, except per share data)

Revenue:

Product revenue	$18,215	$11,282	$4,931

Service revenue	862	810	576

Total revenue	19,077	12,092	5,507

Cost of Revenue:

Cost of product revenue	8,972	6,570	2,971

Cost of service revenue	402	420	295

Total cost of revenue	9,374	6,990	3,266

Gross profit	9,703	5,102	2,241

Operating Expenses:

Selling, general and administrative	11,919	8,652	6,372

Research and development	5,596	4,830	3,354

Restructuring and other unusual charges	600	438	340

Total operating expenses	18,115	13,920	10,066

Loss from operations	(8,412)	(8,818)	(7,825)

Other Income (Expense):

Interest expense	(2,599)	(2,476)	(122)

Interest income	2,657	111	236

Gain on sale of investment	282	—	—

Gain on sale of assets	382	—	—

Other expense, net	(164)	41	(75)

Total other income (expense)	558	(2,324)	39

Loss before taxes and extraordinary items	(7,854)	(11,142)	(7,786)

Benefit for Income Taxes	—	—	—

Loss before extraordinary items	(7,854)	(11,142)	(7,786)

Extraordinary Loss, net of $0 tax expense	(1,050)	—	—

Net Loss	(8,904)	(11,142)	(7,786)

Non-cash common stock warrant benefit (charge)	1,059	(3,861)	—

Deemed dividend upon issuance of Series P preferred stock	(8,000)	—	—

Net loss attributable to common stockholders	$(15,845)	$(15,003)	$(7,786)

Net Loss Per Share, Basic and Diluted:

Loss per share before extraordinary items	$(0.45)	$(3.75)	$(2.71)

Loss per share from extraordinary Items	(0.06)	—	—

Net loss per share	(0.51)	(3.75)	(2.71)

Income (loss) per share from non-cash common stock warrant benefit (charge)	0.06	(1.30)	—

Loss per share from deemed dividend	(0.45)	—	—

Loss per share attributable to common stockholders	$(0.90)	$(5.04)	$(2.71)

Weighted average common shares	17,526	2,974	2,876

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible		Callable
	Preferred Stock		Common Stock		Common Stock		Additional
							Paid-In	Notes
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable

	(in thousands)

Balance — December 31, 1997	5,430	5	2,125	2	—	—	9,226	—

Series C preferred stock issued for cash	371	1	—	—	—	—	649	—

Series D preferred stock issued for cash	1,100	1	—	—	—	—	6,582	—

Callable common stock issued in exchange for software license	—	—	40	—	—	—	15	—

Callable common stock issued in exchange for services	—	—	1	—	—	—	1	—

Callable common stock issued upon exercise of stock options	—	—	753	1	—	—	51	(47)

Net loss	—	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	—

Comprehensive loss

Balance — December 31, 1998	6,901	7	2,919	3	—	—	16,524	(47)

Callable common stock issued in exchange for services	—	—	1	—	—	—	1	—

Interest income on notes receivable	—	—	—	—	—	—	—	(6)

Callable common stock issued upon exercise of stock options	—	—	87	—	—	—	9	—

Callable common stock issued as payment for interest on subordinated debt	—	—	48	—	—	—	238	—

Deferred compensation on stock options granted	—	—	—	—	—	—	129	—

Amortization of deferred compensation	—	—	—	—	—	—	—	—

Prepaid stock issuance expenses	—	—	—	—	—	—	(69)	—

Accretion of redemption price of common stock warrants	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	—

Comprehensive loss

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred
	Compensation		Accumulated
	Related To		Other
	Stock	Retained	Comprehensive		Comprehensive
	Options	Deficit	Income	Total	Loss

	(in thousands)

Balance — December 31, 1997	—	(3,321)	—	5,912

Series C preferred stock issued for cash	—	—	—	650

Series D preferred stock issued for cash	—	—	—	6,583

Callable common stock issued in exchange for software license	—	—	—	15

Callable common stock issued in exchange for services	—	—	—	1

Callable common stock issued upon exercise of stock options	—	—	—	5

Net loss	—	(7,786)	—	(7,786)	$(7,786)

Foreign currency translation adjustment	—	—	105	105	105

Comprehensive loss					$(7,681)

Balance — December 31, 1998	—	(11,107)	105	5,485

Callable common stock issued in exchange for services	—	—	—	1

Interest income on notes receivable	—	—	—	(6)

Callable common stock issued upon exercise of stock options	—	—	—	9

Callable common stock issued as payment for interest on subordinated debt	—	—	—	238

Deferred compensation on stock options granted	(129)	—	—	—

Amortization of deferred compensation	5	—	—	5

Prepaid stock issuance expenses	—	—	—	(69)

Accretion of redemption price of common stock warrants	—	(3,861)	—	(3,861)

Net loss	—	(11,142)	—	(11,142)	$(11,142)

Foreign currency translation adjustment	—	—	(41)	(41)	(41)

Comprehensive loss					$(11,183)

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

	Convertible		Callable
	Preferred Stock		Common Stock		Common Stock		Additional
							Paid-In	Notes
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable

	(in thousands)

Balance — December 31, 1999	6,901	7	3,055	3	—	—	16,832	(53)

Series P preferred stock issued for cash	1,270	1	—	—	—	—	7,441	—

Deemed dividend related to beneficial conversion feature on Series P preferred stock	—	—	—	—	—	—	8,000	—

Interest income on notes receivable	—	—	—	—	—	—	—	(7)

Callable common stock issued in employee stock purchase plan	—	—	5	—	—	—	32	—

Callable common stock issued upon exercise of stock options	—	—	907	1	—	—	302	(69)

Callable common stock issued as payment for interest on subordinated debt	—	—	43	—	—	—	208	—

Callable common stock issued in initial public offering	—	—	7,660	8	—	—	55,125	—

Automatic conversion of preferred stock and warrants into callable common stock	(6,901)	(7)	12,088	12	—	—	6,377	—

Automatic conversion of series P preferred stock into callable common stock	(1,270)	(1)	—	—	1,270	1	—	—

Amortization of deferred compensation	—	—	—	—	—	—	—	—

Decretion of redemption price of common stock warrants	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	—

Comprehensive loss

Balance — December 31, 2000	—	—	23,758	24	1,270	1	94,317	(129)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred
	Compensation		Accumulated
	Related To		Other
	Stock	Retained	Comprehensive		Comprehensive
	Options	Deficit	Income	Total	Loss

	(in thousands)

Balance — December 31, 1999	(124)	(26,110)	64	(9,381)

Series P preferred stock issued for cash	—	—	—	7,442

Deemed dividend related to beneficial conversion feature on Series P preferred stock	—	(8,000)	—	—

Interest income on notes receivable	—	—	—	(7)

Callable common stock issued in employee stock purchase plan	—	—	—	32

Callable common stock issued upon exercise of stock options	—	—	—	234

Callable common stock issued as payment for interest on subordinated debt	—	—	—	208

Callable common stock issued in initial public offering	—	—	—	55,133

Automatic conversion of preferred stock and warrants into callable common stock	—	—	—	6,382

Automatic conversion of series P preferred stock into callable common stock	—	—	—	—

Amortization of deferred compensation	26	—	—	26

Decretion of redemption price of common stock warrants	—	1,059	—	1,059

Net loss	—	(8,904)	—	(8,904)	$(8,904)

Foreign currency translation adjustment	—	—	(235)	(235)	(235)

Comprehensive loss					$(9,139)

Balance — December 31, 2000	(98)	(41,955)	(171)	51,989

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2000	1999	1998

	(in thousands)

Cash Flows from Operating Activities:

Net loss	$(8,904)	$(11,142)	$(7,786)
Adjustments to reconcile net loss to net cash used in operating activities —

Depreciation and amortization	1,325	1,234	748

Amortization of discount on subordinated debt	965	1,606	—

Restructuring and other unusual charges	600	438	340

Callable common stock issued in lieu of interest	208	238	—

Amortization of deferred compensation	26	5	—

Extraordinary loss	1,050	—	—

Gain on sale of investment	(282)	—	—

Gain on sale of assets	(382)	—	—

Other	51	(2)	1
Increase (decrease) in cash resulting from changes in assets and liabilities, net of acquisitions —

Accounts receivable	(4,157)	(2,376)	(37)

Inventories	(2,409)	(787)	(1,416)

Prepaid expenses and other	(817)	371	(534)

Accounts payable	1,565	309	1,470

Accrued liabilities	(81)	524	25

Deferred revenue	106	58	(85)

Net cash used in operating activities	(11,136)	(9,524)	(7,274)

Cash Flows from Investing Activities:

Purchase of property and equipment	(1,669)	(1,449)	(1,331)

Increase in other assets	(103)	(340)	(43)

Acquisitions of assets and stock of various companies	—	—	(2,607)

Other investing activities	—	—	(73)

Proceeds from sale of investment	575	—	—

Proceeds from sale of property and equipment	168	—	—

Net cash used in investing activities	(1,029)	(1,789)	(4,054)

Cash Flows from Financing Activities:

Proceeds from issuance of subordinated debt and common stock warrants	—	9,500	—

Repayment of subordinated debt	(9,500)	—	—

Borrowings under sale-leaseback transactions	113	1,140	524

Proceeds from issuance of callable common stock	55,399	8	5

Net borrowings (repayments) under lines of credit	(1,768)	(170)	1,482

Repayment of long-term debt	(758)	(538)	(144)

Proceeds from issuance of preferred stock	7,442	—	7,233

Other financing activities	(7)	(75)	—

Net cash provided by financing activities	50,921	9,865	9,100

Effect of Exchange Rate Changes on Cash	75	(104)	19

Net Increase (Decrease) in Cash	38,831	(1,552)	(2,209)

Cash – Beginning of Year	1,328	2,880	5,089

Cash – End of Year	$40,159	$1,328	$2,880

Supplemental Disclosure of Cash Flow Activity:

Cash paid for interest	$1,419	$631	$111

Cash paid for income taxes	$—	$—	$—

Supplemental Disclosure of Non-Cash Activity:

Equipment purchased under capital lease obligations (see Note 16)	$959	$1,561	$642

Capitalized license fees not yet paid	$4,525	$—	$—

The accompanying notes are an integral part of these consolidated statements.

1.  DESCRIPTION OF BUSINESS

      Genomic Solutions Inc. (“Genomic Solutions”) and its subsidiaries (collectively referred to as the “Company”) design, develop, manufacture, market and sell integrated, high throughput genomic and proteomic instrumentation, software, consumables and services, which can be sold as integrated systems or as separate components. The Company’s DNA microarray and proteomic products and systems are used by its customers to produce DNA microarrays, maintain DNA libraries, quantify gene expression levels, and isolate, identify and characterize proteins. The Company’s customers are typically pharmaceutical and biotechnology companies, universities, and government funded research institutions. In addition to selling products to customers, the Company also uses its instrument, software, consumables, and applications expertise to provide contract DNA microarray and proteomic experimental services to researchers on a fee-for-service basis.

      As of December 31, 2000, the Company has operations in the United States, Japan and the United Kingdom. Genomic Solutions KK, a wholly-owned subsidiary of Genomic Solutions located in Tokyo, Japan, provides sales and technical support functions for the Japanese market. Genomic Solutions Ltd., a wholly-owned subsidiary of Genomic Solutions located in Huntingdon, England provides robot and fluid handling systems development and manufacturing as well as marketing, sales and support for the United Kingdom market.

      As a result of the Company’s efforts in recent years to build its infrastructure and internal staffing, develop its systems and expand into new markets, the Company has experienced significant operating losses. The Company expects to continue to focus on increasing its customer base, expending substantial resources on sales and marketing and administration, and developing new product and service offerings. Accordingly, these expenditures are expected to continue to increase, all of which will have a negative impact on short-term operating results.

      On May 10, 2000, the Company completed its initial public offering, raising net proceeds, after deducting underwriting discounts and commissions and other offering expenses, of approximately $55.1 million including the underwriters’ over-allotment option. All of the Company’s preferred stock was automatically converted to callable common stock or common stock (see Note 11) and all of the warrants issued in connection with the subordinated note agreements in April and October 1999 were either exercised or cancelled upon the completion of the initial public offering (see Note 9). There can be no assurance that growth in the Company’s revenues or customer base will continue, or that the Company will be able to achieve or sustain profitability or positive cash flow. The failure of the Company to achieve or sustain profitability or positive cash flow may result in the Company reducing the scope of its operations or anticipated expansion, which could adversely affect the Company’s business and results of operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of Genomic Solutions and its subsidiaries, Genomic Solutions KK and Genomic Solutions Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue

      Product revenue is derived from the sales of genomic and proteomic instrumentation, consumables and services. Revenue from instrumentation and consumable product sales, including revenues generated through distributors, is recognized when a customer contract is fully executed and the product is shipped. Title to the instruments pass to the customer and acceptance occurs upon shipment. There are no significant installation efforts required. Service revenue includes revenue from contract research services and service maintenance agreements. Revenue from contract research services is recognized as the services are performed on a time and materials basis. Revenue from service maintenance agreements is recognized on a straight-line basis over the period in which the services are provided.

Research and Development Expenses

      Research and development expenses include all employee payroll and related costs attributable to research and development activities.

Foreign Currency Translation

      The financial statements of Genomic Solutions’ foreign subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gain (loss) resulting from product and service sales in foreign denominated currencies totaled approximately $(82,000), $113,000 and $(11,000) in 2000, 1999 and 1998, respectively, and are included in other expense in the accompanying consolidated statements of operations.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of ninety days or less to be cash equivalents.

Accounts Receivable

      At December 31, 2000 and 1999, accounts receivable are stated net of an allowance for uncollectible accounts of approximately $226,000 and $135,000, respectively.

Inventories

      Inventories consist primarily of purchased parts and components and are stated at the lower of cost, as determined on a first-in, first-out basis, or market.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which generally range from three to five years.

Goodwill

      Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. At December 31, 2000 and 1999, accumulated amortization totaled $809,000 and $1.1 million, respectively. Amortization expense totaled approximately $298,000, $385,000 and $453,000 in 2000, 1999 and 1998, respectively, exclusive of the write-downs discussed below.

      At each balance sheet date, the Company evaluates the carrying value of goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If evidence of a possible impairment exists as a result of this evaluation, the Company estimates the undiscounted future cash flows from the use of the asset and its eventual disposition and then compares this amount to the carrying value of the asset. In September 1999, the Company determined that the goodwill that originated from the acquisition of certain assets from Insight BioMedical Imaging, Inc. (see Note 17) was impaired due to the Company’s strategic decision to no longer market, sell and provide technical support for the products acquired from Insight BioMedical Imaging. As a result, the Company estimated the present value of expected future cash flows related to this goodwill and recorded an adjustment of approximately $438,000 to reduce these assets to their estimated fair value. This write-down in 1999 is included in restructuring and other unusual charges in the accompanying consolidated statements of operations.

License Fees

      From time to time, the Company enters into license agreements with third parties whereby the Company obtains the right to use certain technologies for certain periods of time. Under agreements entered into during 2000, the Company is required to pay initial, non-refundable fees of $4,525,000 and then pay royalties on certain product sales during the term of the agreements (see Note 16). The agreements have an initial term of five years and the Company has the option and intention to extend one of the agreements for an additional five years. The initial, non-refundable fees have been capitalized and are being amortized over the effective terms of the agreements of five and ten years. At December 31, 2000, no amortized expense has been recognized. The initial, non-refundable fees are accrued in the accompanying consolidated balance sheets within current and long-term liabilities and will be fully paid by January 2002.

Capitalized Software Development Costs

      The Company incurs software development costs for software to be imbedded in the Company’s instrumentation products. The Company accounts for these software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86. Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility of the software component (defined as a working program model) and completing research and development activities for the instrumentation component of the product. In 2000, 1999 and 1998, amounts that would have been capitalized under this statement were immaterial, and therefore no software development costs have been capitalized. The Company does not expect to capitalize any software development costs in future periods.

Accrued Warranty

      The Company provides a one-year warranty on the majority of its instrumentation sales. The warranty primarily consists of two preventative maintenance visits by the Company. The Company has recorded a liability for estimated warranty costs to be incurred on sales made prior to the end of each period, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation

      The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s callable common stock at the date of the option grant over the amount the employee must pay to acquire the stock. In 1999, the Company recognized deferred compensation related to stock option grants (see Note 13). As supplemental information, the Company has provided pro forma disclosure of stock option activity in Note 13, in accordance with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

      The Company accounts for stock-based compensation to non-employees under SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18. Stock-based compensation related to options issued to non-employees is not material for any period presented.

Net Loss Per Share

      Basic and diluted net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding. For the years 2000, 1999 and 1998, the effect of convertible preferred stock, stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was 1,840,617, 4,776,371 and 2,063,936 in 2000, 1999 and 1998, respectively.

      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Years ended December 31,

	2000	1999	1998

Net loss attributable to common stockholders	$(15,845)	$(15,003)	$(7,786)

Basic and diluted — weighted average common shares outstanding	17,526	2,974	2,876

Net loss per share attributable to common stockholders	$(0.90)	$(5.04)	$(2.71)

Fair Value of Financial Instruments

      The carrying values of the Company’s accounts receivable and accounts payable approximate fair value due to the short maturities of these instruments. Management’s estimate of the fair value of notes payable, subordinated debt and the note receivable is determined by reference to various market data for comparable financial instruments, requires considerable judgment by management, and are not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value of these financial instruments approximate their recorded values for all periods presented. It is not practicable to estimate the fair value of the Company’s capital lease obligations.

Comprehensive Loss

      Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying consolidated balance sheets.

New Accounting Pronouncements Not Yet Adopted

      Various accounting pronouncements have been issued but which are not effective including, but not limited to, Statement of Financial Accounting Standards Nos. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000. Management expects that adoption of these pronouncements will have little, if any, impact on its consolidated financial position or results of operations.

3.  INVENTORIES

      Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	At December 31,

	2000	1999

Raw materials	$2,673	$1,196

Work-in-process	764	906

Finished goods	2,297	1,543

	$5,734	$3,645

4.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):

	At December 31,

	2000	1999

Furniture and office equipment	$5,761	$3,578

Computer equipment	1,150	998

	6,911	4,576

Less — Accumulated depreciation	2,176	1,471

	$4,735	$3,105

      Property and equipment held under capital lease obligations totaled approximately $2.8 million and $2.2 million at December 31, 2000 and 1999, respectively. The related accumulated depreciation totaled approximately $1.0 million and $479,000 at December 31, 2000 and 1999, respectively.

5.  INVESTMENTS

      In January 2000, Genomic Solutions Ltd. sold its investment in HD Technologies for approximately $575,000 in cash, which resulted in a gain of approximately $282,000. In September 2000, the Company sold all of its product and intellectual property rights to the mass spectrometer developed by the Company in collaboration with HD Technologies for approximately $648,000, consisting of $150,000 in cash and equipment valued at approximately $498,000, which resulted in a gain of approximately $382,000.

      In 1998, Genomic Solutions Ltd. purchased a 30% interest in HD Technologies Limited, a UK company, for approximately $150,000. We accounted for this investment under the equity method of accounting. The carrying amount of this investment was approximately $173,000 at December 31, 1999, and is included in other assets in the accompanying consolidated balance sheets. Equity income from this investment was $16,000 in 1999, and is included in other income in the accompanying consolidated statements of operations.

6.  ACCRUED LIABILITIES

      Accrued liabilities consisted of the following (in thousands):

	At December 31,

	2000	1999

License fees	$3,400	$—

Compensation and related taxes	811	482

Deferred gain on sale-leaseback transactions	398	404

Other	1,458	1,201

	$6,067	$2,087

7.  LINES OF CREDIT

      At December 31, 2000, the Company has a $32.0 million line-of-credit agreement (the “Primary Line of Credit”) with a bank, which provides for borrowings through July 2001. At December 31, 2000 and 1999, outstanding borrowings under this agreement totaled $0 and $1.8 million, respectively. Outstanding borrowings bear interest at the bank’s prime interest rate (weighted-average rate of 9.5% and 8.125% in 2000 and 1999, respectively) and are payable on demand. The agreement contains various covenants which, among other requirements, establish minimum levels of working capital and tangible net worth that must be maintained by the Company.

      The Company has line-of-credit agreements with a leasing company under which the Company may draw up to $3.0 million. At December 31, 2000 and 1999, aggregate draws under these agreements totaled approximately $3.0 million and $2.0 million, respectively. Outstanding borrowings (reflected as capital lease obligations) bear interest at rates ranging from 6.2% to 9.4% and are payable at various dates through 2004 (see Note 16).

      At December 31, 2000 and 1999, Genomic Solutions Ltd. had line-of-credit agreements with a bank whereby Genomic Solutions Ltd. may borrow up to approximately $112,000 and $324,000, respectively. Outstanding borrowings bear interest at 10% and are collateralized by a letter of credit issued by the Company and eligible accounts receivable, as defined. At December 31, 2000 and 1999, no amounts were outstanding under these agreements. The current agreement expires June 2001.

8.  LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

	At December 31,

	2000	1999

Subordinated notes payable, net of unamortized discount of $1,974 at December 31, 1999 (see Note 9)	$—	$7,526

Capital lease obligations, due in varying amounts with interest rates ranging from 6.2% to 16.1%, through August 2004 (see Note 16)	1,952	1,732

Notes payable by Genomic Solutions Ltd., payable in monthly installments of approximately $6,900 and $4,600, plus interest at 10%, through November 2000 and January 2001, respectively	4	132

	1,956	9,390

Less — Current portion	754	712

	$1,202	$8,678

      See Note 16 for future scheduled maturities of capital lease obligations.

9.  SUBORDINATED DEBT AND COMMON STOCK WARRANTS

      In April 1999 and October 1999, the Company received $6.0 million and $3.5 million, respectively, from the issuance of subordinated notes with detachable warrants to purchase 1,400,000 and 1,225,000 shares of callable common stock at $0.01 per share, respectively (“Sub Note 1” and “Sub Note 2”, respectively). Accordingly, the proceeds were allocated to the debt and warrants based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes valuation model using the following assumptions for Sub Note 1 and Sub Note 2, respectively: estimated volatility of 0.53 and 0.58, risk-free interest rate of 5.04% and 5.87%, no dividend yield and an expected life of the warrants of five years. The resulting initial aggregate fair value of the warrants of $3.6 million is classified as common stock warrants in the accompanying December 31, 1999 consolidated balance sheets.

      The remainder of the proceeds of $5.9 million was recorded as the initial carrying value of the subordinated notes. Prior to an amendment to the subordinated notes (see below), the resulting discount on the subordinated notes was being amortized using the effective interest method through April 2000 for Sub Note 1 and Sub Note 2. The amortization period of the discount was shorter than the contractual life of the subordinated notes as the notes automatically matured upon the closing of an initial public offering (originally expected to be April 2000) and were expected to be repaid with a portion of the offering proceeds. However, on March 24, 2000 and April 28, 2000, the Company and the subordinated debt holders amended the note agreements to change the acceleration of the maturity date from the closing date of an initial public offering to one year from the closing date of an initial public offering (see below). Aggregate amortization expense related to the discount was $1.3 million and $1.6 million in 2000 and 1999 respectively, and is included in interest expense in the accompanying consolidated statements of operations. Both subordinated notes bore interest at a stated rate of 12%. The effective interest rate was 53.0% and 154.1% for Sub Note 1 and Sub Note 2, respectively, calculated based on an expected maturity date of April 2000.

      The Company accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of approximately $1.1 million for 2000. The extraordinary loss represents the difference between the carrying value of the original subordinated notes less the related unamortized debt issuance costs at March 24, 2000, aggregating to approximately $8.7 million, and the estimated fair value of the new subordinated notes of approximately $9.8 million. Management’s estimate of the fair value of the new subordinated notes was based on an effective interest rate of 8.75%. Management determined this rate by reference to market data for comparable financial instruments available to the Company at March 24, 2000. The resulting premium on the amended subordinated notes was being amortized using the effective interest method through April 2001. The amortization period of the premium was shorter than the contractual life of the amended subordinated notes as the notes automatically matured one year from the closing date of an initial public offering. Since the subordinated notes were fully repaid in 2000, the premium of $313,000 has been fully amortized and is netted against interest expense in the accompanying consolidated statements of operations. Interest was payable quarterly and was payable 7/12ths in cash and 5/12ths in shares of callable common stock based on a conversion factor of $5.00 per share for Sub Note 1 and $4.50 per share for Sub Note 2.

      The common stock warrants were exercisable at any time, expired ten years from the date of grant and were to be automatically exercised upon the completion of a qualifying liquidity event. However, 1,512,000 warrants were subject to cancellation upon the completion of a qualifying liquidity event prior to April 24, 2000, 1,071,500 warrants were subject to cancellation upon the completion of a qualifying liquidity event prior to April 24, 2001, 636,000 warrants were subject to cancellation upon the completion of a qualifying liquidity event prior to April 24, 2002, and 285,500 warrants were subject to cancellation upon the completion of a qualifying liquidity event prior to April 24, 2003. A qualifying liquidity event is defined as an initial public offering, as defined, or a merger or sale of the Company in which the stockholders receive cash or freely marketable securities. The warrants were redeemable by the holders after April 23, 2004 at either fair market value, as determined between the holder and the Company or by appraisal, or seven times EBITDA, as defined. The difference between the estimated redemption price and the initial carrying value of the warrants was being accreted to retained deficit on a straight-line basis through April 2004. In 1999, the Company recorded accretion of $3.9 million, based on the anticipated offering price at December 31, 1999 of its common stock in connection with its initial public offering. In 2000, the Company recorded decretion of approximately $1.1 million as a result of the decline in the actual offering price at May 5, 2000 of the Company’s common stock in its initial public offering.

      On June 9, 2000, the Company repaid in their entirety the $6.0 million of subordinated notes issued in April 1999 and the $3.5 million of subordinated notes issued in October 1999.

10.  INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years ended December 31,

	2000	1999	1998

Continuing operations:

Currently payable	$—	$—	$—

Deferred tax benefit	(2,447)	(3,682)	(2,432)

Increase in valuation allowance	2,447	3,682	2,432

	$—	$—	$—

Extraordinary item:

Currently payable	$—	$—	$—

Deferred tax benefit	(357)	—	—

Increase in valuation allowance	357	—	—

	$—	$—	$—

      The differences between the income tax provision calculated at the United States Federal statutory rate and the consolidated income tax provision (benefit) from operations are summarized as follows (in thousands):

	Years ended December 31,

	2000	1999	1998

Federal statutory provision (benefit)	$(2,670)	$(3,788)	$(2,647)

Other nondeductible items	90	79	77

Increase in valuation allowance	2,447	3,682	2,432

Write-off of acquired in-process research and development	—	—	115

Other	133	27	23

	$—	$—	$—

      The components of deferred income taxes consisted of the following (in thousands):

	At December 31,

	2000	1999

Net operating loss carryforwards	$9,314	$6,097

Subordinated debt	—	467

Goodwill	430	455

Accruals and reserves	148	78

Other	(39)	(48)

	9,853	7,049

Less — Valuation allowance	(9,853)	(7,049)

	$—	$—

      At December 31, 2000 and 1999 the Company has available pre-tax net operating loss carryforwards of approximately $27.4 and $17.9 million, respectively, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2020. Annual utilization of the net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 2000 and 1997. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses.

11.  PREFERRED STOCK

      Preferred stock consists of the following:

	At December 31,		At December 31,
	2000		1999

		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

Series B	—	—	2,000,000	1,680,880

Series C	—	—	4,070,339	4,070,339

Series D	—	—	1,100,000	1,100,000

Series M	—	—	50,000	50,000

Preferred stock	15,000,000	—	2,779,661	—

	15,000,000	—	10,000,000	6,901,219

      On January 26, 2000, the Company closed an investment agreement (the “Agreement”) with PerkinElmer, Inc. (“PerkinElmer”) for $8.0 million through the purchase of 1,269,841 shares of the Company’s Series P preferred stock at $6.30 per share. Additionally, the Agreement provides an option for PerkinElmer to acquire additional shares of the Company’s common stock thereby increasing its ownership interest to approximately 20% of the Company. As part of the agreement, PerkinElmer entered into purchase agreements with holders of more than 95% of the Company’s then outstanding capital stock, options and warrants, which gave PerkinElmer the option to purchase all of the Company’s equity securities held by these holders for a period of two years. Upon completion of the Company’s initial public offering, each outstanding share of capital stock, other than the shares held by PerkinElmer, were converted to callable common stock and each right to receive capital stock was converted to the right to receive callable common stock. Upon completion of the initial public offering, the purchase agreements entered into between the Company’s stockholders and PerkinElmer terminated and pursuant to the Company’s certificate of incorporation, as amended, PerkinElmer has the right to cause the Company to redeem its callable securities for a period of two years after October 23, 2000, at a price that is generally 120% of fair market value, as set forth in the Company’s certificate. PerkinElmer is required to fund the proceeds necessary to repurchase the shares through a capital contribution to the Company.

      Since the Series P preferred stock was convertible into common stock at a rate less than fair value, there was a beneficial conversion feature associated with the Series P preferred stock. The Company recorded a charge of $8.0 million related to the beneficial conversion feature in the first quarter of fiscal 2000. The beneficial conversion feature was recorded through equal and offsetting amounts to additional paid-in capital and retained deficit as a deemed dividend and did not affect total stockholders’ equity nor the results of operations. However, the beneficial conversion charge increased the net loss attributable to common stockholders in the computation of net loss per share.

      The Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series. Under each issuance of a series of preferred stock, the Board of Directors is permitted to fix the designations, preferences, powers, and relative rights and restrictions thereof, including without limitation, the dividend rate, conversion rights, voting rights, redemption price, and liquidation preference.

12.  CALLABLE COMMON STOCK

      The Company has reserved for issuance that number of shares of its authorized but unissued callable common stock necessary to exercise all of its outstanding stock options.

13.  STOCK OPTION PLANS

      The Company has three stock option plans: the 1994 Stock Option Plan (“the 1994 Plan”); the 1998 Employee Stock Option Plan (“the 1998 Plan”); and the 1998 Non-Employee Director and Consultant Stock Option Plan (the “Non-Employee Plan”). Options granted under these plans are either incentive stock options, which are granted at the fair market value of the callable common stock on the date of grant, or non-qualified stock options, which are generally granted at the fair market value of the callable common stock on the date of grant. Options are granted at the discretion of the Board of Directors upon recommendation by the Compensation Committee and expire ten years after the date of grant.

1994 Stock Option Plan

      The 1994 Plan provided for the grant of options to employees, consultants and directors. The maximum number of shares that may be granted under the 1994 Plan is 1,590,000. Options granted generally become exercisable at a rate of 33% per year over three years from the date of grant except that 540,000 options vested immediately upon issuance and 14,600 options vest over a five-year period.

1998 Employee Stock Option Plan

      In January 1998, the Company established the 1998 Plan to increase its ability to attract and retain key employees. The maximum number of shares that may be granted under the Plan is 2,000,000. Options granted prior to January 1, 2000 become exercisable at a rate of 20% per year over five years from the date of grant. Options granted in 2000 generally become exercisable monthly over three years from the date of grant except that 30,000 options vested immediately upon issuance and 150,000 options vest annually over a five-year period.

1998 Non-Employee Director and Consultant Stock Option Plan

      In January 1998, the Company established the Non-Employee Plan to increase its ability to retain directors and consultants. The maximum number of shares that may be granted under the Plan is 750,000. Options granted generally become exercisable one year from date of grant.

Summary of Stock Option Plans

      Stock option activity under the above plans is summarized below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 1997.	1,582,100	$0.07

Options granted	1,234,000	$1.08

Options cancelled	(123,834)	$1.02

Options exercised	(753,330)	$0.07

Outstanding at December 31, 1998.	1,938,936	$0.70

Options granted	310,750	$2.00

Options cancelled	(136,485)	$1.15

Options exercised	(86,830)	$0.10

Outstanding at December 31, 1999.	2,026,371	$0.89

Options granted	910,000	$10.55

Options cancelled	(188,185)	$2.22

Options exercised	(907,320)	$0.34

Outstanding at December 31, 2000.	1,840,866	$5.81

Weighted average fair value of stock options granted 2000	$7.99

Weighted average fair value of stock options granted 1999	$1.41

Weighted average fair value of stock options granted 1998	$0.83

      Options outstanding and exercisable at December 31, 2000 are as follows:

		Weighted Average
Number of	Price	Contractual
Shares	Per Share	Remaining Life	Exercisable

80,367	$0.07	6.4 Years	80,367
316,300	$0.37	7.0 Years	177,200
545,450	$2.00	7.8 Years	294,200
336,000	$8.00	9.3 Years	122,361
270,000	$9.88	9.9 Years	7,451
122,138	$13.19	9.7 Years	10,298
170,611	$14.69	9.6 Years	19,047

1,840,866			710,924

Stock-Based Compensation

      Using the intrinsic value method under APB 25, no compensation expense has been recognized in the accompanying consolidated statements of operations for options granted to employees at fair value. In 1999, the Company granted 200,250 stock options with a deemed fair value in excess of the amount the employee must pay to acquire the stock. Accordingly, the Company recorded deferred compensation totaling approximately $129,000, which is included, as an offset to stockholders’ equity in the accompanying consolidated balance sheets. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options, which is generally five years. The Company recorded amortization expense on deferred compensation totaling approximately $26,000 and $5,000 in 2000 and 1999, respectively.

      Had compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the reported net loss and loss per share attributable to common stockholders from operations would have been increased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands, except per share data):

	Years ended December 31,

	2000	1999	1998

Net loss — As Reported	$(15,845)	$(15,003)	$(7,786)

Pro Forma	$(17,121)	$(15,103)	$(7,863)

Loss per share — As Reported	$(0.90)	$(5.04)	$(2.71)

Pro Forma	$(0.98)	$(5.08)	$(2.73)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation method in 2000 with the following assumptions: weighted average risk free interest rate of 6.13%, dividend yield of 0%, expected life of options of 4 years, and a volatility factor of 100%. The fair value of these options was estimated using the minimum value option valuation method under SFAS 123 in 1999 and 1998 with the following assumptions: weighted average risk free interest rate of 5.86% and 5.82%, dividend yield of 0%, and expected life of options of 5.3 years and 3 years in 1999 and 1998, respectively. Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

14.  EMPLOYEE STOCK PURCHASE PLAN

      In February 2000, the Company established the Employee Stock Purchase Plan (“ESPP”). All employees are eligible to participate in the ESPP. The plan provides that participants may authorize Genomic Solutions to withhold a portion of earnings to be used to purchase the Company’s callable common stock. A total of 1,000,000 shares of callable common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides that the Company will sell shares to employees who elect to participate in the Purchase Plan at a price equal to 85% of the lesser of the fair market value of the common stock on the first trading day of an offering period or the last trading day of such offering period.

      Under the Purchase Plan, the Company issued 4,909 shares of common stock to various employees in 2000. These shares were issued with a weighted average price per share of $6.48. At December 31, 2000, there were 995,091 shares of callable common stock available to be issued under this plan.

15.  EMPLOYEE BENEFIT PLAN

      Genomic Solutions Inc. has a 401(k) plan covering all eligible United States employees. Participants may elect to defer a percentage of qualified compensation through voluntary contributions to the plan and Genomic Solutions Inc. may make discretionary contributions to the plan based on the gross compensation of qualified participants. Genomic Solutions Inc. made contributions of approximately $98,000 in 2000. Genomic Solutions Inc. made no contributions to the plan in 1999 and 1998.

      In October 2000, Genomic Solutions Ltd. established a pension plan covering all eligible United Kingdom employees. Participants may elect to defer a percentage of qualified compensation through voluntary contributions to the plan and Genomic Solutions Ltd. will make matching contributions to the plan up to 3% of the base salary of qualified participants. Genomic Solutions Ltd. made contributions of approximately $15,000 in 2000.

16.  COMMITMENTS AND CONTINGENCIES

Leases

      The Company sold assets for approximately $113,000 and $1.1 million in 2000 and 1999, respectively. These assets were leased back from the purchaser over a period of three to four years. The resulting leases are being accounted for as capital leases, and the resulting gain on these sale-leasebacks of approximately $10,000 and $460,000 in 2000 and 1999, respectively, is being amortized on a straight-line basis over the life of the related lease.

      The Company leases most of its office space, transportation, and laboratory and office equipment under various capital and operating lease agreements. Initial leases vary in length and several of the leases contain renewal options. Capital leases terminate at various dates through fiscal 2004. Total rental expense was approximately $850,000, $454,000 and $425,000 in 2000, 1999 and 1998, respectively.

      Future minimum payments required under all noncancelable capital and operating leases at December 31, 2000 are as follows (in thousands):

		Operating	Capital
	Total	Leases	Leases

2001	$1,704	$817	$887

2002	1,303	603	700

2003	648	209	439

2004	283	94	189

2005	64	64	—

	$4,002	$1,787	2,215

Less — Amount representing interest			263

Present value of capital lease obligations			1,952

Less — Current portion			750

			$1,202

Litigation

      On February 12, 2001, PerkinElmer filed a lawsuit in Delaware Chancery Court requesting that the Delaware court interpret the terms of PerkinElmer’s right, under the Company’s Certificate of Incorporation, to require the Company to call and redeem its callable common stock. The lawsuit names the Company as well as each of its directors and alleges, among other things, that the Company sought to improperly impede or terminate PerkinElmer’s right to cause the Company to redeem its callable stock, and to impose an improper financial penalty upon an exercise by PerkinElmer of that right. PerkinElmer’s complaint is in the context of a proposed transaction that the Company was pursuing with an unnamed third party, which if completed without PerkinElmer exercising its right, would have the effect of terminating the right. On February 15, 2001, the Company filed a motion for summary judgment seeking dismissal of the lawsuit. The Company believes the PerkinElmer lawsuit is without merit and intends to defend its rights vigorously and aggressively.

      On November 27, 2000, Molecular Dynamics, Inc. filed a lawsuit against us in Santa Clara County Superior Court, San Jose, California. The lawsuit relates to the Company’s refusal to purchase shares of capital stock of Meridian Instruments, Inc. owned by Molecular Dynamics. The complaint seeks payment of approximately $657,000, increased by $8,333 each month until payment is made, as a result of a “put” right in favor of Molecular Dynamics which the Company is allegedly obligated to honor.

      It is the Company’s understanding that Meridian obtained certain transferable license rights to Molecular Dynamics’ imaging technology as part of the 1995 settlement of a patent dispute. Under the settlement agreement, Molecular Dynamics received stock in Meridian subject to both put and call rights on the occurrence of certain events. The license to the technology was transferred by Meridian to Insight Biomedical

Imaging in 1997. In 1998, the Company purchased certain assets from Insight, including the license rights that Insight obtained from Meridian.

      Molecular Dynamics claims it has a contractual right to require Meridian Instruments to repurchase the shares of Meridian issued to Molecular Dynamics. It further claims that the Company, as an assignee of the patent license, has an obligation to honor Molecular Dynamics’ desire to have its stock in Meridian repurchased. Molecular Dynamics has asserted, among other things, that the Company expressly or implicitly assumed the re-purchase obligation, that the Company is a legal successor of Meridian Instruments, and that there was a fraudulent transfer of the Meridian assets. The Company believes the lawsuit is without merit and intends to vigorously defend the lawsuit.

      From time to time, the Company is a defendant in various lawsuits that have arisen in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Royalty Payments

      Under the terms of various license agreements (see Note 2), the Company is required to pay royalties on certain product sales during the terms of the respective agreements. Under the most significant agreement, royalties are generally equal to the greater of pre-determined minimums, a percentage of product revenue, or a set amount per product.

17.  ACQUISITIONS

Electrophoresis Business from ESA, Inc.

      In October 1998, the Company acquired the gel electrophoresis and proteomic business of ESA, Inc. in exchange for approximately $1.8 million in cash and a warrant to purchase 125,000 shares of callable common stock at an exercise price of $6.00 per share. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a charge to operations in 1998 of $340,000, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $906,000 has been recognized as goodwill and is being amortized over a seven-year period (See Note 2). The operating results of ESA have been included in the Company’s consolidated results of operations from the date of acquisition. The purchase price consists of the following (in thousands):

Net assets	$504

Purchase price in excess of net assets acquired	906

Purchased in-process research and development	340

Net cash paid	$1,750

      ESA’s primary in-process research and development projects consisted of designing new proteomic technologies for a gel stainer/destainer and IPG running device which were approximately 85% and 22%, complete at the date of acquisition, respectively. The fair values of these projects were determined by estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash flows from the expected product sales of such products. In determining the discounted cash flows, material net cash in-flows are expected to occur from 1999 to 2002 and the risk-adjusted discount rate was 35%. The acquired in-process research and development had no alternative future use. Management is primarily responsible for the valuation of the acquired in-process research and development.

Insight Biomedical Imaging, Inc.

      In April 1998, the Company acquired certain assets of Insight Biomedical Imaging Inc. (“Insight”), in exchange for $650,000 in cash. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of approximately $611,000 has been recognized as goodwill and is being amortized over a five-year period (see Note 2). The operating results of Insight have been included in the Company’s consolidated results of operations from the date of acquisition. The purchase price consists of the following (in thousands):

Net assets	$39

Purchase price in excess of net assets acquired	611

Net cash paid	$650

      The pro forma effect of these acquisitions would not be materially different from reported results.

18.  SEGMENT INFORMATION

      The Company operates in one segment: the development, manufacture and marketing of integrated, high throughput genomic and proteomic systems and services for analyzing and quantifying biomolecules. The Company’s two product lines, genomic and proteomic systems and services, have similar economic characteristics and attributes, including similar marketing and distribution patterns, similar production processes and similar, if not the same, customers. As a result, the Company aggregates its product lines into a single segment of genomic and proteomic systems and services. The Company operates primarily in three geographic regions: the United States, United Kingdom and Japan.

      The Company distributes products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign subsidiaries and PerkinElmer, Inc. Intercompany sales and transfers between geographic areas are accounted for at prices, which are designed to be, representative of third party transactions. Revenue is attributed to each geographic location based on which office makes the sale.

      The following tables summarize selected financial information of the Company’s operations by geographic location (in thousands):

	Years ended December 31,

	2000	1999	1998

Revenue:

United States	$11,494	$8,897	$3,409

Europe	13,287	6,867	2,386

Japan	4,675	2,296	1,031

Less — Intercompany revenue	(10,379)	(5,968)	(1,319)

Total revenue	$19,077	$12,092	$5,507

	At December 31,

	2000	1999	1998

Long-lived assets:

United States	$17,334	$2,885	$2,043

Europe	916	1,265	571

Japan	168	59	42

Goodwill	954	1,253	2080

Less — Eliminations	(8,943)	(778)	(831)

Total long-lived assets	$10,429	$4,684	$3,905

      In 2000, PerkinElmer accounted for 14% of the Company’s total revenue. No other customer accounted for greater than 10% of total revenue in 1999 and 1998.

19.  RELATED PARTY TRANSACTIONS

      The Company sold approximately $2.7 million of product to PerkinElmer, a 5.1% shareholder, in 2000. At December 31, 2000, the Company had an outstanding receivable balance of approximately $1.9 million from PerkinElmer.

20.  RESTRUCTURING

      On May 16, 2000, the Company incurred a one-time restructuring charge of $600,000 to close our Chelmsford, Massachusetts proteomics facility. A new Center for Proteomics has been constructed at our Ann Arbor, Michigan headquarters. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. The restructuring reserve has been fully utilized and there is no remaining balance at December 31, 2000.

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data is as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year to Date

2000

Revenue	$3,995	$4,500	$5,038	$5,544	$19,077

Gross profit	1,991	2,169	2,503	3,040	9,703

Loss before extraordinary items	(2,844)	(2,867)	(869)	(1,274)	(7,854)

Loss per share before extraordinary items	(0.83)	(0.17)	(0.03)	(0.05)	(0.45)

Net loss	(3,894)	(2,867)	(869)	(1,274)	(8,904)

Net loss per share	$(1.14)	$(0.17)	$(0.03)	$(0.05)	$(0.51)

1999

Revenue	$2,436	$3,071	$3,163	$3,422	$12,092

Gross profit	1,173	1,381	1,466	1,082	5,102

Loss before extraordinary items	(2,023)	(2,513)	(2,767)	(3,839)	(11,142)

Loss per share before extraordinary items	(0.69)	(0.85)	(0.92)	(1.27)	(3.75)

Net loss	(2,023)	(2,513)	(2,767)	(3,839)	(11,142)

Net loss per share	$(0.69)	$(0.85)	$(0.92)	$(1.27)	$(3.75)