Form 10-K/A
period 2000-12-31
GENOMIC SOLUTIONS INC
filed 2001-05-01
CIK 1053384

PART IV
SIGNATURES
EXHIBIT INDEX
Consent of Arthur Andersen LLP
Employee Stock Purchase Plan

FORM 10-K/A-1

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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
Common Stock, Par Value $.001 Per Share(See explanatory note)

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

Yes       No

As of April 26, 2001, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $57,953,317, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

As of April 26, 2001, there were 24,207,057 shares of the Registrant’s common stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “Form 10-K”) is filed to add certain exhibits under Part IV, Item 14. The Registrant has also amended the cover page to reflect that as a result of the automatic conversion of each share of the Registrant’s callable common stock into one share of the Registrant’s common stock, the class of the Registrant’s securities registered under Section 12(g) of the Act is common stock, par value $.001 per share. This conversion is more fully described in the Registrant’s Amendment to Form 8-A filed April 19, 2001 and the Registrant’s Current Report on Form 8-K filed on April 23, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(3)	Exhibits:

	23.1	–	Consent of Arthur Andersen LLP, Independent Public Accountants

	99.1	–	Information required by Form 11-K with respect to the Genomic Solutions Inc. 2000 Employee Stock Purchase Plan

SIGNATURES

      The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

      To file as Exhibit 99.1 the Information, Financial Statements and Exhibits required by Form 11-K for the Genomic Solutions Inc. 2000 Employee Stock Purchase Plan and to update the cover page to reflect the conversion of the Registrant’s callable common stock into common stock.

      Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2001

GENOMIC SOLUTIONS INC.

By: /s/ Jeffrey S. Williams

Jeffrey S. Williams, President and Chief Executive Officer

By: /s/ Steven J. Richvalsky

Steven J. Richvalsky, Chief Financial Officer, Executive Vice President and Treasurer (Principle Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey S. Williams Jeffrey S. Williams	President, Chief Executive Officer and Director	April 27, 2001

Name	Title	Date

/s/ Robert G. Shepler Robert G. Shepler	Chairman of the Board of Directors	April 27, 2001

/s/ J. Matthew Mackowski J. Matthew Mackowski	Director	April 27, 2001

/s/ Daniel J. Mitchell Daniel J. Mitchell	Director	April 27, 2001

/s/ Damion E. Wicker, M.D. Damion E. Wicker, M.D.	Director	April 27, 2001

EXHIBIT INDEX

Exhibit No.	Description

23.1	–	Consent of Arthur Andersen LLP, Independent Public Accountants

99.1	–	Information required by Form 11-K with respect to the Genomic Solutions Inc. 2000 Employee Stock Purchase Plan

6