Form 10-Q
period 2001-03-31
GENOMIC SOLUTIONS INC
filed 2001-05-14
CIK 1053384

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-30549

GENOMIC SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3383038 (I.R.S. Employer Identification No.)

4355 Varsity Drive, Suite E, Ann Arbor, MI (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code: (734) 975-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of April 30, 2001, was 24,284,975.

GENOMIC SOLUTIONS INC.
INDEX TO FORM 10-Q

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2001

(unaudited) and December 31, 2000	3

Condensed Consolidated Statements of Operations for the three months ended

March 31, 2001 and 2000 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended

March 31, 2001 and 2000 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes In Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	17

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)

Assets

Current Assets:

Cash and cash equivalents	$33,841	$40,159

Accounts receivable, net	6,049	7,788

Inventories	6,707	5,734

Prepaid expenses and other	866	1,114

Total current assets	47,463	54,795

Property and equipment, net	4,698	4,735

Goodwill, net	880	954

License fees, net	4,410	4,524

Other assets	205	216

Total assets	$57,656	$65,224

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$744	$754

Accounts payable	2,931	3,711

Accrued liabilities	4,101	6,067

Deferred revenue	256	293

Total current liabilities	8,032	10,825

Long-Term Liabilities:

Long-term debt, less current portion	1,020	1,202

Other long-term liabilities	70	1,208

Total long-term liabilities	1,090	2,410

Stockholders’ Equity:

Convertible preferred stock, $0.001 par value; 15,000 shares authorized; zero shares issued and outstanding at March 31, 2001 and December 31, 2000	—	—

Callable common stock, $.001 par value; 40,000 shares authorized; 25,043 and 23,758 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	24	24

Common stock, $.001 par value; 40,000 shares authorized; 1,270 shares issued and outstanding at March 31, 2001 and December 31, 2000	1	1

Additional paid-in capital	94,290	94,317

Notes receivable	(131)	(129)

Deferred compensation related to stock options	(92)	(98)

Retained deficit	(44,942)	(41,955)

Accumulated other comprehensive loss	(616)	(171)

Total stockholders’ equity	48,534	51,989

Total liabilities and stockholders’ equity	$57,656	$65,224

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	For the three months ended
	March 31,

	2001	2000

Revenue:

Product revenue	$4,013	$3,791

Service revenue	366	204

Total revenue	4,379	3,995

Cost of Revenue:

Cost of product revenue	2,345	1,945

Cost of service revenue	80	59

Total cost of revenue	2,425	2,004

Gross profit	1,954	1,991

Operating Expenses:

Selling, general and administrative	3,361	2,620

Research and development	1,981	1,125

Total operating expenses	5,342	3,745

Loss from operations	(3,388)	(1,754)

Other Income (Expense):

Interest expense	(62)	(1,661)

Interest income	523	96

Gain on sale of investment	—	407

Other expense, net	19	68

Total other income (expense)	480	(1,090)

Loss before taxes and extraordinary items	(2,908)	(2,844)

Provision for Income Taxes	79	—

Loss before extraordinary items	(2,987)	(2,844)

Extraordinary Loss, net of tax expense of $0	—	(1,050)

Net Loss	(2,987)	(3,894)

Non-cash common stock warrant charge	—	(2,297)

Deemed dividend upon issuance of Series P

Preferred stock	—	(8,000)

Net loss attributable to common stockholders	$(2,987)	$(14,191)

Net Loss Per Share, Basic and Diluted:

Loss per share before extraordinary items	$(0.12)	$(0.83)

Loss per share from extraordinary items	—	(0.31)

Loss per share	(0.12)	(1.14)

Loss per share from non-cash common stock

warrant charge	—	(0.67)

Loss per share from deemed dividend	—	(2.33)

Loss per share attributable to common

stockholders	$(0.12)	$(4.14)

Weighted average common shares	25,032	3,429

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Three Months Ended
	March 31,

	2001	2000

Cash Flows from Operating Activities:

Net loss	$(2,987)	$(3,894)

Adjustments to reconcile net loss to net cash used in operating activities-

Depreciation and amortization	452	370

Amortization of discount on subordinated debt	—	1,272

Callable common stock issued in lieu of interest	—	118

Amortization of deferred compensation	6	6

Amortization of capitalized license fees	114	—

Extraordinary loss	—	1,050

Gain on sale of investment	—	(407)

Increase (decrease) in cash resulting from changes in assets and liabilities, net of acquisitions-

Accounts receivable	1,443	(625)

Inventories	(1,221)	(727)

Prepaid expenses and other	222	(197)

Accounts payable	(734)	338

Accrued liabilities	(748)	555

Deferred revenue	(50)	21

Net cash used in operating activities	(3,503)	(2,120)

Cash Flows from Investing Activities:

Purchase of property and equipment	(453)	(134)

Increase in other assets	1	(74)

Capitalized license fees	(2,250)	—

Proceeds from sale of investment	—	575

Proceeds from sale of property and equipment	19	—

Net cash used in investing activities	(2,683)	367

Cash Flows from Financing Activities:

Proceeds from issuance of callable common stock	8	10

Net borrowings under lines of credit	—	20,001

Repayment of long-term debt	(189)	(170)

Proceeds from issuance of preferred stock	—	7,483

Other financing activities	(2)	(35)

Net cash provided by financing activities	(183)	27,289

Effect of Exchange Rate Changes	51	(72)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,318)	25,464

Cash and Cash Equivalents — Beginning of Period	40,159	1,328

Cash and Cash Equivalents — End of Period	$33,841	$26,792

Supplemental Disclosure of Cash Flow Activity:

Cash paid for interest	$62	$248

Cash paid for income taxes	$56	$—

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s latest annual report on Form 10-K.

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three month periods ended March 31, 2001 and 2000, the effect of stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying condensed consolidated balance sheets. The components of comprehensive loss for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

	For the three months ended
	March 31,

	2001	2000

	(Unaudited)	(Unaudited)

Net loss	$(2,987)	$(3,894)

Foreign currency translation adjustment	(445)	(38)

Comprehensive loss	$(3,432)	$(3,932)

2. INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2001	2000

	(Unaudited)

Raw materials	$3,393	$2,673

Work-in-process	1,174	764

Finished goods	2,140	2,297

	$6,707	$5,734

3.	SUBSEQUENT EVENTS

On April 18, 2001, we reached an agreement with PerkinElmer, Inc. that ends all litigation between the companies and settles all disputes between the parties. As part of the settlement, we purchased 873,016 shares, or about 69% of the total shares of our common stock held by PerkinElmer, at PerkinElmer's original purchase price. As a result of the sale of PerkinElmer’s stock in the Company, PerkinElmer’s right to cause us to redeem our callable common stock terminated and each outstanding share of our callable common stock automatically converted into one share of our common stock.

4.	SEGMENT INFORMATION

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

We sell products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through our foreign subsidiaries and our international distribution partner, PerkinElmer, Inc. Intercompany sales and transfers between geographic areas are accounted for at prices, which are designed to be, representative of third party transactions.

The following table summarizes selected financial information of our operations by geographic location (in thousands):

	For the three months ended March 31,

	2001	2000

	(Unaudited)	(Unaudited)

Revenue:

United States	$2,950	$2,246

Europe	2,753	2,555

Japan	1,302	1,093

Less — Intercompany revenue	(2,626)	(1,899)

Total revenue	$4,379	3,995

	March 31,	December 31,
	2001	2000

	(Unaudited)
Long-lived assets:

United States	$17,216	$17,334

Europe	898	916

Japan	143	168

Goodwill	880	954

Less — Eliminations	(8,944)	(8,943)

Total long-lived assets	$10,193	$10,429

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. These statements address or may address the following subjects: results of operations, customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of our latest Annual Report on Form 10-K. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward-looking statements.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

Revenue

Revenue increased $384,000, or 10%, to $4.4 million in the first quarter of 2001 from $4.0 million in the first quarter of 2000. This increase in revenue was due primarily to increased sales of our proteomic systems, consumables and services, which increased $621,000, or 47%, to $2.0 million from $1.3 million in the first quarter of 2000. Increased sales of these proteomic product offerings offset the $313,000 decrease in unit sales of our GeneTAC™ Biochip System and the $56,000 revenue decline associated with our products for documenting and analyzing one dimensional separations of DNA and proteins, which were discontinued in 1999 in all markets except Japan. The remaining increase in our revenue of $132,000 was attributable to services and consumables associated with our biochip product line.

Cost of revenue

Cost of revenue increased $421,000, or 21%, to $2.4 million in the first quarter of 2001 from $2.0 million in the first quarter of 2000. Of this increase, approximately $227,000 was due to increased cost of materials attributable to increased proteomic instrumentation, consumable and service sales. The remainder of the increase in cost of revenue was attributable to increased spending on product support and employees as a result of hiring 21 additional production and assembly personnel.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $741,000, or 28%, to $3.4 million in the first quarter of 2001 from $2.6 million in the first quarter of 2000. Of this increase, approximately $333,000 was attributable to salaries and other employee related costs due primarily to the hiring of 22 additional sales, marketing and administrative personnel. Approximately $191,000 was attributable to increased professional and legal expenses, approximately $120,000 was attributable to increased expenses associated with promotional activities and the remaining approximately $97,000 was attributable to increased office expenses and depreciation expense associated with the hiring of additional personnel.

Research and development expenses

Research and development expenses increased $856,000, or 76%, to $2.0 million in the first quarter of 2001 compared to $1.1 million in the first quarter of 2000. Of this increase, approximately $192,000 was attributable to salaries and other employee related costs due primarily to the hiring of 7 additional research and development personnel. Approximately $241,000 was attributable to an increase in our usage of development materials for new products and approximately $188,000 was due to an increase in outside consulting services and patent costs. The remaining approximately $235,000 was attributable to increased facility expenses and depreciation expense primarily due to the new Ann Arbor proteomic center opened in the third quarter of 2000 and the associated lab equipment.

Interest expense

Interest expense decreased $1.6 million to $62,000 in the first quarter of 2001 from $1.7 million in the first quarter of 2000. This decrease was due primarily to the repayment on June 9, 2000 of $6 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999. The $62,000 of interest in the first quarter of 2001 represents interest incurred on the increased borrowings under our commercial bank borrowing facility and under capital leases.

Interest income

Interest income increased $427,000 in the first quarter of 2001 to $523,000 from $96,000 in the first quarter of 2000. Interest income increased due to higher average cash and cash equivalent balances in 2001, resulting from the investment of the proceeds from our initial public offering which closed on May 10, 2000.

Other income

Other income, net of other expense, decreased $456,000 to $19,000 in the first quarter of 2001 from $475,000 in the first quarter of 2000. This decrease is primarily due to the $407,000 gain on the sale of our 30% ownership interest in HD Technologies recognized in January 2000.

Provision for income taxes

We incurred net operating losses in the three months ended March 31, 2001 and 2000, and consequently, we did not pay any federal income taxes in the United States. The income tax expense of $79,000 for the three months ended March 31, 2001 represents income taxes paid in Japan by our Japanese subsidiary. At December 31, 2000, we have available net operating loss carryforwards of approximately $27.4 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2020. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain.

Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 our cash and cash equivalents totaled $33.8 million compared to $40.2 million at December 31, 2000. The $6.3 million decrease in cash and cash equivalents is principally due to $3.5 million net cash used for operating activities in the three months ended March 31, 2001 and to $2.3 million in license fee payments.

Cash used in operations for the three-month period ended March 31, 2001 was $3.5 million compared with $2.1 million for the same period in 2000. The $1.4 million increase in net cash used in operating activities was primarily due to the decrease in operating loss of $907,000 being offset by non-cash charges of $1.3 million for amortization of discount on subordinated notes with warrants and $1.1 million for extraordinary loss on extinguishment of debt in the first quarter of 2000. Our net loss of $3.0 million in the first three months of 2001 included non-cash charges of $452,000 for depreciation and amortization expense. Our net loss of $3.9 million in the first three months of 2000 included non-cash charges of $1.3 million for amortization of discount on subordinated notes with warrants, $1.1 million for extraordinary loss on extinguishment of debt and $370,000 for depreciation and amortization expense, offset by $407,000 gain on sale of investment in HD Technologies.

Our investing activities for the three months ended March 31, 2001 used cash of $2.7 compared with our investing activities providing cash of $367,000 for the same period in 2000. Cash used in investing activities was attributable to $453,000 in capital expenditures and $2.3 million in license fee payments. Cash provided in 2000 was attributable to approximately $575,000 in cash received from the sale of our 30% ownership interest in HD Technologies offset by $134,000 for capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2001 was $183,000 compared with net cash provided by financing activities of $27.3 million for the same period in 2000. Cash used in financing activities in 2001 was primarily due to the repayment of long-term debt of $189,000. Financing activities in 2000 included borrowings of $20.0 million under our amended primary bank line-of-credit agreement and the receipt of $7.4 million in net proceeds from the sale of preferred stock in January 2000 offset by repayment of long-term debt of $170,000.

In March and April 2000, we amended our primary bank line-of-credit agreement to provide for borrowings up to $32 million through July 2001. As of March 31, 2001 there were no outstanding borrowings under this line of credit.

Working capital decreased $4.5 million to $39.4 million at March 31, 2001 from $44.0 million at December 31, 2000. The decrease in working capital resulted from a decrease in cash of $6.3 million and accounts receivable of $1.7 million partially offset by an increase of $1.0 million in inventory and a $2.7 million decrease in accounts payable and accrued liabilities balances.

As of March 31, 2001, we had an aggregate of $1.8 million in future obligations of principal payments under capital leases and other long-term debt, of which $744,000 is to be paid within the next twelve months.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our latest Annual Report on Form 10-K, and incorporated herein by reference.

Recent accounting pronouncements

We adopted Statement of Financial Accounting Standards Nos. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities”. There was no impact on our consolidated financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 12, 2001, PerkinElmer, Inc. filed a lawsuit in Delaware Chancery Court requesting that the Delaware court interpret the terms of PerkinElmer’s right, under our Certificate of Incorporation, to require us to call and redeem our callable common stock. The lawsuit named the Company as well as each of our directors and alleged, among other things, that we sought to improperly impede or terminate PerkinElmer’s right to cause us to redeem our callable stock, and to impose an improper financial penalty upon an exercise by PerkinElmer of that right. PerkinElmer’s complaint was in the context of a proposed transaction that we were pursuing with an unnamed third party, which if completed without PerkinElmer exercising its right, would have had the effect of terminating the right.

On February 15, 2001, we filed a motion for summary judgment seeking dismissal of the lawsuit. On April 18, 2001, we reached an agreement with PerkinElmer that ends all litigation between the companies and settles all disputes between the parties. As part of the settlement, we purchased approximately 69% of the shares of our common stock held by PerkinElmer. As a result of the sale of PerkinElmer’s stock in the Company, PerkinElmer’s right to cause us to redeem our callable common stock terminated and each outstanding share of our callable common stock automatically converted into one share of our common stock. We filed a Form 8-K reporting the settlement, together with copies of the settlement documents.

Other than as described above, there have been no material developments with respect to legal proceedings since the date of our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 19, 2001, the call period for our callable common stock terminated as a result of the sale by PerkinElmer to us of more than 50% of the shares of our common stock owned by PerkinElmer. Pursuant to the terms of our Third Amended and Restated Certificate of Incorporation, upon termination of the call period for the callable common stock, each outstanding share of our callable common stock automatically converted into one share of our common stock. We filed an Amendment to Form 8-A registering our common stock, $.001 par value per share. Our common stock has been listed on the Nasdaq National Market and will continue to trade under the symbol “GNSL”.

Use of Proceeds

On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The purchase price to the public was $8.00 per share and, after deducting underwriter discounts and commissions, we received proceeds per share of $7.44. The aggregate-offering price was approximately $57.0 million. We incurred expenses of approximately $6.1 million, of which approximately $4.3 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.2 million. Of the net offering proceeds, through March 31, 2001, approximately $10.6 million has been used to payoff long-term and other debt, approximately $1.9 million to purchase equipment and improve leaseholds, approximately $2.3 million for capitalized license fees and approximately $10.7 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products and expansion of facilities. The balance is invested in short-term investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

      The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

10.1	Stock Pledge Agreement between Jeffrey S.

Williams and Genomic Solutions Inc., dated

April 15, 2001

10.2	Promissory Note between Jeffrey S. Williams as

borrower and Genomic Solutions Inc. as lender,

dated April 15, 2001

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2001. The Company did file a report on Form 8-K on April 23, 2001 reporting the settlement of the PerkinElmer lawsuit and the conversion of the Company’s callable common stock.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC SOLUTIONS INC.

Date: May 14, 2001	By: /s/ Steven J. Richvalsky
STEVEN J. RICHVALSKY Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Stock Pledge Agreement between Jeffrey S.

Williams and Genomic Solutions Inc., dated

April 15, 2001

10.2	Promissory Note between Jeffrey S. Williams as

borrower and Genomic Solutions Inc. as lender,

dated April 15, 2001