Form 10-Q
period 2001-06-30
GENOMIC SOLUTIONS INC
filed 2001-08-14
CIK 1053384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of July 31, 2001, was 24,313,800.

GENOMIC SOLUTIONS INC.
INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GENOMIC SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current Assets:

Cash and cash equivalents	$23,928	$40,159

Accounts receivable, net	5,708	7,788

Inventories	7,476	5,734

Prepaid expenses and other	765	1,114

Total current assets	37,877	54,795

Property and equipment, net	5,087	4,735

Goodwill, net	805	954

License fees, net	4,296	4,524

Other assets	725	216

Total assets	$48,790	$65,224

Liabilities and Stockholders’ Equity

Current Liabilities:

Current portion of long-term debt	$739	$754

Accounts payable	2,863	3,711

Accrued liabilities	3,925	6,067

Deferred revenue	256	293

Total current liabilities	7,783	10,825

Long-Term Liabilities:

Long-term debt, less current portion	826	1,202

Other long-term liabilities	56	1,208

Total long-term liabilities	882	2,410

Stockholders’ Equity:

Convertible preferred stock, $0.001 par value; 15,000 shares authorized; zero shares issued and outstanding at June 30, 2001 and December 31, 2000	—	—

Callable common stock, $.001 par value; 40,000 shares authorized; zero and 23,758 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	—	24

Common stock, $.001 par value; 40,000 shares authorized; 24,308 and 1,270 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	24	1

Additional paid-in capital	88,868	94,317

Notes receivable	(134)	(129)

Deferred compensation related to stock options	(85)	(98)

Retained deficit	(47,873)	(41,955)

Accumulated other comprehensive loss	(675)	(171)

Total stockholders’ equity	40,125	51,989

Total liabilities and stockholders’ equity	$48,790	$65,224

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Product revenue	$4,083	$4,303	$8,096	$8,094

Service revenue	380	197	746	401

Total revenue	4,463	4,500	8,842	8,495

Cost of Revenue:

Cost of product revenue	2,468	2,254	4,813	4,199

Cost of service revenue	73	77	153	136

Total cost of revenue	2,541	2,331	4,966	4,335

Gross profit	1,922	2,169	3,876	4,160

Operating Expenses:

Selling, general and administrative	3,571	3,288	6,932	5,908

Research and development	1,639	1,489	3,620	2,614

Restructuring charge	—	600	—	600

Total operating expenses	5,210	5,377	10,552	9,122

Loss from operations	(3,288)	(3,208)	(6,676)	(4,962)

Other Income (Expense):

Interest expense	(19)	(587)	(81)	(2,247)

Interest income	312	895	834	991

Gain on sale of investment	—	—	—	407

Other income, net	58	33	77	100

Total other income (expense)	351	341	830	(749)

Loss before taxes and extraordinary items	(2,937)	(2,867)	(5,846)	(5,711)

Provision (Benefit) for Income Taxes	(6)	—	72	—

Loss before extraordinary items	(2,931)	(2,867)	(5,918)	(5,711)

Extraordinary Loss, net of tax expense of $0	—	—	—	(1,050)

Net Loss	(2,931)	(2,867)	(5,918)	(6,761)

Non-cash common stock warrant benefit	—	3,356	—	1,059

Deemed dividend upon issuance to and subsequent repurchase of stock from PerkinElmer, Inc.	(2,811)	—	(2,811)	(8,000)

Net income (loss) attributable to common stockholders	$(5,742)	$489	$(8,729)	$(13,702)

Net Income (Loss) Per Share, Basic and Diluted:

Loss per share before extraordinary items	$(0.12)	$(0.17)	$(0.24)	$(0.57)

Loss per share from extraordinary items	0.00	0.00	(0.00)	(0.11)

Loss per share	(0.12)	(0.17)	(0.24)	(0.68)

Income per share from non-cash common stock warrant benefit	0.00	0.20	0.00	0.11

Loss per share from deemed dividend	(0.12)	0.00	(0.11)	(0.80)

Income (loss) per share attributable to common stockholders	$(0.24)	$0.03	$(0.35)	$(1.37)

Weighted average common shares	24,429	16,589	24,734	10,009

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended
	June 30,

	2001	2000

Cash Flows from Operating Activities:

Net loss	$(5,918)	$(6,761)

Adjustments to reconcile net loss to net cash used in operating activities-

Depreciation and amortization	908	642

Amortization of discount on subordinated debt	—	965

Restructuring charges	—	600

Callable common stock issued in lieu of interest	—	208

Amortization of deferred compensation	13	13

Amortization of capitalized license fees	228	—

Extraordinary loss	—	1,050

Gain on sale of investment	—	(407)

Increase (decrease) in cash resulting from changes in assets and liabilities —

Accounts receivable	1,767	(1,863)

Inventories	(2,009)	(1,556)

Prepaid expenses and other	321	(531)

Accounts payable	(791)	1,541

Accrued liabilities	(879)	915

Deferred revenue	(63)	165

Net cash used in operating activities	(6,423)	(5,019)

Cash Flows from Investing Activities:

Purchase of property and equipment	(1,273)	(307)

Increase in other assets	(19)	(77)

Increase in repurchase agreements	—	(30,000)

Capitalized license fees	(2,250)	—

Equity investment	(500)	—

Proceeds from sale of investment	—	575

Proceeds from sale of property and equipment	19	—

Net cash used in investing activities	(4,023)	(29,809)

Cash Flows from Financing Activities:

Repayment of subordinated debt	—	(9,500)

Borrowings under sale-leaseback transactions	—	113

Proceeds from issuance of common stock and callable common stock	86	55,221

Net borrowings under lines of credit	—	30,027

Repayment of long-term debt	(389)	(348)

Repurchase of stock from PerkinElmer, Inc.	(5,500)	—

Proceeds from issuance of preferred stock	—	7,478

Other financing activities	(4)	(3)

Net cash provided by (used in) financing activities	(5,807)	82,988

Effect of Exchange Rate Changes	22	(141)

Net Increase (Decrease) in Cash and Cash Equivalents	(16,231)	48,019

Cash and Cash Equivalents – Beginning of Period	40,159	1,328

Cash and Cash Equivalents – End of Period	$23,928	$49,347

Supplemental Disclosure of Cash Flow Activity:

Cash paid for interest	$99	$873

Cash paid for income taxes	$56	$—

Supplemental Disclosure of Non-Cash Flow Activity:

Equipment purchased under capital lease obligations	$—	$120

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

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and six month periods ended June 30, 2001 and 2000, the effect of stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying condensed consolidated balance sheets. The components of comprehensive loss for the three months and six months ended June 30, 2001 and 2000 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(2,931)	$(2,867)	$(5,918)	$(6,761)

Foreign currency translation adjustment	(60)	(223)	(505)	(261)

Comprehensive loss	$(2,991)	$(3,090)	$(6,423)	$(7,022)

New Accounting Pronouncements

Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," was recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

Total goodwill included in the Company's Financial Statements was $805,000 at June 30, 2001 and $954,000 at December 31, 2000. Goodwill amortization expense was $75,000 during the second quarter of 2001 and the second quarter of 2000. Goodwill amortization expense was $149,000 during the first half of 2001 and the first half of 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill.

2. INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2001	2000

	(Unaudited)

Raw materials	$3,275	$2,673

Work-in-process	1,315	764

Finished goods	2,886	2,297

	$7,476	$5,734

3. REPURCHASE OF STOCK FROM PERKINELMER, INC.

In April 2001, we completed an offer to PerkinElmer, Inc. to repurchase 873,016 shares, or about 69% of the total shares of our stock held by PerkinElmer, at PerkinElmer’s original purchase price. As a result of the sale by PerkinElmer of its Genomic Solutions stock, PerkinElmer’s right to cause us to redeem our callable common stock terminated and each outstanding share of our callable common stock automatically converted into one share of our common stock. Net loss per share available to common stockholders for the three and six months ended June 30, 2001 includes the $0.12 per share effect of the fair value of the repurchase of our stock held by PerkinElmer, in excess of the fair value of our stock held by PerkinElmer.

4. INVESTMENTS

On May 31, 2001, the Company purchased 463,500 shares of Series A Convertible Preferred Stock of Photonic Sensor Systems, Inc. for an aggregate purchase price of $500,000. Concurrently with the preferred stock purchase agreement, the companies also entered into a research and development agreement, cancelable at the Company's option, whereby the Company will purchase, in aggregate, up to 19.9% of Photonic Sensor Systems, Inc. provided certain development milestones are met.

5. SEGMENT INFORMATION

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

We sell products to customers on a worldwide basis.   Sales and marketing operations outside the United States are conducted principally through our foreign subsidiaries and our international distribution partner, PerkinElmer, Inc. Intercompany sales and transfers between geographic areas are accounted for at prices, which are designed to be, representative of third party transactions. Revenue is attributed to each geographic region based on the location of the entity from which the sale is consummated.

The following table summarizes selected financial information of our operations by geographic location (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:

United States	$3,610	$2,316	$6,560	$4,561

Europe	2,902	3,252	5,655	5,807

Japan	850	1,020	2,152	2,113

Less — Intercompany revenue	(2,899)	(2,088)	(5,525)	(3,986)

Total revenue	$4,463	$4,500	$8,842	$8,495

	June 30,	December 31,
	2001	2000

	(Unaudited)

Long-lived assets:

United States	$17,951	$17,334

Europe	940	916

Japan	160	168

Goodwill	805	954

Less — Eliminations	(8,943)	(8,943)

Total long-lived assets	$10,913	$10,429

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. These statements address or may address the following subjects: results of operations; customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of our latest Annual Report on Form 10-K. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward-looking statements.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2001 and 2000

Revenue

Revenue was $4.5 million in the second quarter of 2001; up slightly over revenue of $4.4 million in the first quarter of 2001 and flat compared to the second quarter of 2000. Revenue from consumables and services increased $352,000, or 115%, to $658,000 in the second quarter of 2001 from $306,000 in the second quarter of 2000. Increased sales of consumables and services offset the $389,000 decrease in instrumentation sales. We believe the decrease in instrumentation sales resulted primarily from our prospective customers delaying order placements, rather than losing orders to competition.

Cost of revenue

Cost of revenue increased $210,000, or 9%, to $2.5 million in the second quarter of 2001 from $2.3 million in the second quarter of 2000. The increase was primarily due to increased spending on product support and employees as a result of 14 additional production and assembly personnel.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $283,000, or 9%, to $3.6 million in the second quarter of 2001 from $3.3 million in the second quarter of 2000. Of this increase, approximately $123,000 was attributable to increased expenses associated with advertising and promotional activities, approximately $105,000 was attributable to increased professional and legal expenses, and the remaining approximately $55,000 was attributable to increased office expenses and depreciation expense associated with 16 additional sales, marketing and administrative personnel.

Research and development expenses

Research and development expenses increased $150,000, or 10%, to $1.6 million in the second quarter of 2001 compared to $1.5 million in the second quarter of 2000. Of this increase, approximately $142,000 was attributable to salaries and other employee related costs due to 19 additional research and development personnel.

Interest expense

Interest expense decreased $568,000 to $19,000 in the second quarter of 2001 from $587,000 in the second quarter of 2000. This decrease was due primarily to the repayment on June 9, 2000 of $6.0 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999. The $19,000 of interest in the second quarter of 2001 represents interest incurred on borrowings under our commercial bank borrowing facility and under capital leases.

Interest expense in the second quarter of 2000 was reduced by amortization income of approximately $270,000 related to the premium on our amended subordinated notes.

Interest income

Interest income decreased $583,000 in the second quarter of 2001 to $312,000 from $895,000 in the second quarter of 2000. The decrease is due to lower average cash and cash equivalent balances and lower interest rates in 2001.

Provision for income taxes

We incurred net operating losses in the three months ended June 30, 2001 and 2000, and consequently, we did not pay any federal income taxes in the United States. The income tax benefit of $6,000 for the three months ended June 30, 2001 represents a decrease to the income tax provision in Japan by our Japanese subsidiary due to a net loss in the second quarter of 2001. At December 31, 2000, we have available net operating loss carryforwards of approximately $27.4 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2020. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

Six months ended June 30, 2001 and 2000

Revenue

Revenue increased $347,000, or 4%, to $8.8 million in the six months ended June 30, 2001 from $8.5 million in the six months ended June 30, 2000. Revenue from consumables and services increased $802,000, or 169%, to $1.3 million in the six months ended June 30, 2001 from $474,000 in the same period last year. Increased sales of consumables and services offset the $455,000 decrease in instrumentation sales. We believe the decrease in instrumentation sales resulted primarily from our prospective customers delaying order placements, rather than losing orders to competition.

Cost of revenue

Cost of revenue increased $631,000, or 15%, to $5.0 million in the six months ended June 30, 2001 from $4.3 million in the six months ended June 30, 2000. The increase was primarily due to increased spending on product support and employees as a result of 17 additional production and assembly personnel.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.0 million, or 17%, to $6.9 million in the six months ended June 30, 2001 from $5.9 million in the six months ended June 30, 2000. Of this increase, approximately $139,000 was attributable to salaries and other employee-related costs due to 19 additional sales, marketing and administrative personnel. Approximately $243,000 was attributable to increased advertising and promotional activities, approximately $200,000 was attributable to increased professional and legal expenses, approximately $107,000 was attributable to an increase in outside consulting services and the remaining approximately $335,000 was attributable to increased office expenses and depreciation expense associated with the additional personnel.

Research and development expenses

Research and development expenses increased $1.0 million, or 38%, to $3.6 million in the six months ended June 30, 2001 compared to $2.6 million in the six months ended June 30, 2000. Of this increase, approximately $334,000 was attributable to salaries and other employee related costs due primarily to 13 additional research and development personnel. Approximately $328,000 was due to an increase in outside consulting services and patent costs and approximately $214,000 was attributable to an increase in our usage of development materials for new products. The remaining approximately $130,000 was attributable to increased facility expenses and depreciation expense, primarily due to our new Ann Arbor proteomic center, which opened in the third quarter of 2000 and the associated lab equipment.

Restructuring charge

In May 2000, we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic services and chemical production facility located in Chelmsford, Massachusetts. The charge consisted primarily of $400,000 for employee termination benefits for 15 employees and $200,000 for exit costs associated with closing the facility. The restructuring reserve has been fully utilized and there is no remaining balance at June 30, 2001.

Interest expense

Interest expense decreased $2.1 million in the six months ended June 30, 2001 to $81,000 from $2.2 million in the six months ended June 30, 2000. This decrease was primarily due to the repayment on June 9, 2000 of $6.0 million of subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999. The $81,000 of interest in the six months ended June 30, 2001 represents interest incurred on borrowings under our commercial bank borrowing facility and under capital leases.

Interest expense in the six months ended June 30, 2000 includes amortization expense of approximately $965,000 related to the discount recorded on the subordinated notes.

We repaid the $6.0 million of subordinated notes with warrants issued April 1999 and $3.5 million of subordinated notes with warrants issued October 1999 in their entirety on June 9, 2000.

Interest income

Interest income decreased $157,000 in the six months ended June 30, 2001 to $834,000 from $991,000 in the six months ended June 30, 2000. The decrease is due to lower average cash and cash equivalent balances and lower interest rates in 2001.

Other income

Other income, net of other expense, decreased $430,000 to $77,000 in the six months ended June 30, 2001 from $507,000 in the six months ended June 30, 2000. This decrease is primarily due to the $407,000 gain on the sale of our 30% ownership interest in HD Technologies recognized in January 2000.

Benefit from income taxes

We incurred net operating losses in the six months ended June 30, 2001 and 2000, and consequently, we did not pay any federal income taxes in the United States. The income tax expense of $72,000 for the six months ended June 30, 2001 represents income taxes accrued in Japan by our Japanese subsidiary. At December 31, 2000, we have available net operating loss carryforwards of approximately $27.4 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2020. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 our cash and cash equivalents totaled $23.9 million compared to $40.2 million at December 31, 2000. The $16.3 million decrease in cash and cash equivalents is principally due to $6.4 million net cash used for operating activities in the six months ended June 30, 2001, $5.5 million used to repurchase our stock held by PerkinElmer, Inc., $2.3 million in license fee payments, $1.3 million in property and equipment additions, $500,000 equity investment in Photonic Sensor Systems, Inc., and $389,000 in repayment of debt. We received $86,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by employees during the first six months of 2001.

Cash used in operations for the six-month period ended June 30, 2001 was $6.4 million compared with $5.0 million for the same period in 2000. Cash used in operations during the first six months of 2001 consisted primarily of our net loss of $5.9 million, which included non-cash charges of $908,000 for depreciation and amortization expense and $228,000 for amortization of capitalized license fees. The use of cash in operating activities in the first six months of 2001 was also due to increases of $2.0 million in inventory and a decrease of $1.7 million in accounts payable and accrued liabilities. The use of cash in operating activities in 2001 was partially offset by a $1.8 million decrease in accounts receivable and a $321,000 decrease in prepaid expenses and other assets. Cash used in operations during the first six months of 2000 consisted primarily of our net loss of $6.8 million, which included non-cash charges of $642,000 for depreciation and amortization expense, $965,000 for amortization of discount on subordinated notes with warrants, $600,000 for restructuring, $1.1 million for extraordinary loss on extinguishment of debt and a $407,000 gain on sale of investment in HD Technologies. The use of cash in operating activities in 2000 was also due to increases of $1.9 million in accounts receivable, $1.6 million in inventories and $531,000 in prepaid expenses and other assets. The use of cash in operating activities in 2000 was partially offset by a $2.6 million increase in accounts payable and accrued liabilities.

Our investing activities for the six months ended June 30, 2001, excluding activity under our repurchase agreements, used cash of $4.0 million compared with our investing activities providing cash of $191,000 for the same period in 2000. Cash used in investing activities in 2001 was attributable to $1.3 million in property and equipment expenditures, $2.3 million in license fee payments and a $500,000 equity investment in Photonic Sensor Systems, Inc. Cash provided in the six months ended June 30, 2000 was attributable to approximately $575,000 in cash received from the sale of our 30% ownership interest in HD Technologies offset by $384,000 for capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2001 was $5.8 million compared with net cash provided by financing activities of $83.0 million for the same period in 2000. Cash used in financing activities in the first six months of 2001 was primarily due to the repurchase of our stock from PerkinElmer, Inc. for $5.5 million and the repayment of long-term debt of $389,000. Financing activities in the first six months of 2000 included receipt of $55.1 million in net proceeds, after deducting underwriters discounts and commissions and other offering expenses, from the sale of callable common stock in our initial public offering, receipt of $7.4 million in net proceeds from the sale of preferred stock in January 2000 and borrowings of $30.0 million under our amended primary bank line-of-credit agreement. Financing activities for 2000 also included the repayment of long-term debt of $348,000 and the repayment on June 9, 2000 of $6.0 million in subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999.

In June 2001, we amended our primary bank line-of-credit agreement to provide for borrowings up to $2.5 million. As of June 30, 2001 there were no outstanding borrowings under this line of credit.

Working capital decreased $13.9 million to $30.1 million at June 30, 2001 from $44.0 million at December 31, 2000. The decrease in working capital resulted from a decrease in cash of $16.2 million, accounts receivable of $2.1 million and prepaid expenses and other assets of $349,0000 partially offset by an increase of $1.7 million in inventory and a $3.0 million decrease in accounts payable and accrued liabilities balances.

As of June 30, 2001, we had an aggregate of $1.6 million in future obligations of principal payments under capital leases and other long-term debt, of which $739,000 is to be paid within the next twelve months.

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

Recent accounting pronouncements

Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," was recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

The effect of adopting SFAS No. 142 in our fiscal year beginning January 1, 2002 will be to reduce operating expenses by approximately $75,000 per quarter in 2002 or $298,000 for the year. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill.

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

On November 27, 2000, Molecular Dynamics, Inc. filed a lawsuit against us in Santa Clara County Superior Court, San Jose, California. The lawsuit relates to our refusal to purchase shares of capital stock of Meridian Instruments, Inc. owned by Molecular Dynamics. The complaint sought payment of $657,175.83, which would increase by $8,333 each month until payment is made, as a result of a “put” right in favor of Molecular Dynamics which we are allegedly obligated to honor.

Subsequent to June 30, 2001, we had discussions with Molecular Dynamics regarding all disputes between our parties and we expect an agreement to be finalized and signed in the third quarter of 2001. We do not believe that the ultimate resolution of this matter will have a material impact on our financial position or results of operations.

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

Use of Proceeds

On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The purchase price to the public was $8.00 per share and, after deducting underwriter discounts and commissions, we received proceeds per share of $7.44. The aggregate-offering price was approximately $57.0 million. We incurred expenses of approximately $6.1 million, of which approximately $4.3 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.1 million. Of the net offering proceeds, through June 30, 2001, approximately $10.8 million has been used to payoff long-term and other debt, approximately $5.5 million to repurchase our stock from PerkinElmer, Inc., approximately $2.7 million to purchase equipment and improve leaseholds, approximately $2.3 million for capitalized license fees, approximately $500,000 for equity investment a third party and approximately $13.6 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products and expansion of facilities. The balance is invested in short-term investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of shareholders on May 3, 2001. At the meeting, our shareholders were asked to elect two directors to the board of directors until the 2004 annual meeting and to ratify the appointment of our independent auditors, Arthur Andersen LLP.

Pursuant to our Certificate of Incorporation, our directors are divided into three classes, each serving three-year terms. The class up for election at the Annual Meeting will hold office for a term expiring at the annual meeting of shareholders to be held in 2004. With respect to the class of directors up for election at the meeting, Jeffrey S. Williams and Dr. Damion E. Wicker were both reelected to the board of directors. Mr. Williams received 18,663,267 votes for reelection to the board and 788,776 votes against reelection. Dr. Wicker received 19,288,270 votes for reelection to the board and 133,773 votes against reelection. The names of the other directors whose terms of office continued after the meeting are as follows: Robert G. Shepler, P. Nicholas King, J. Matthew Mackowski and Daniel J. Mitchell.

The proposal to appoint Arthur Andersen LLP as our independent auditors for fiscal year 2002 was ratified by our shareholders. Votes for the ratification were 19,262,068, and votes against and withheld were 18,327.

ITEM 5. OTHER INFORMATION.

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

None

(b) Reports on Form 8-K

      A report on Form 8-K dated April 20, 2001, was filed on April 23, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC SOLUTIONS INC.

Date: August 14, 2001	By: /s/ Steven J. Richvalsky

STEVEN J. RICHVALSKY Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)