Form 10-Q
period 2001-09-30
GENOMIC SOLUTIONS INC
filed 2001-11-13
CIK 1053384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of October 31, 2001, was 24,344,822

GENOMIC SOLUTIONS INC.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENOMIC SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,612	$40,159
Accounts receivable, net	4,452	7,788
Inventories	7,507	5,734
Prepaid expenses and other	1,474	1,114

Total current assets	32,045	54,795
Property and equipment, net	3,148	4,735
Goodwill, net	465	954
License fees, net	4,269	4,524
Other assets	1,667	216

Total assets	$41,594	$65,224

Liabilities and Stockholders’ Equity
Current Liabilities:
Lines of credit	$2,500	$—
Current portion of long-term debt	23	754
Accounts payable	2,392	3,711
Accrued liabilities	3,752	6,067
Deferred revenue	163	293

Total current liabilities	8,830	10,825

Long-Term Liabilities:
Long-term debt, less current portion	2	1,202
Other long-term liabilities	60	1,208

Total long-term liabilities	62	2,410
Commitments
Stockholders’ Equity:
Convertible preferred stock, $0.001 par value; 15,000 shares authorized; zero shares issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Callable common stock, $.001 par value; 40,000 shares authorized; zero and 23,758 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	—	24
Common stock, $.001 par value; 40,000 shares authorized; 24,343 and 1,270 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	24	1
Additional paid-in capital	88,926	94,317
Notes receivable	(135)	(129)
Deferred compensation related to stock options	(79)	(98)
Retained deficit	(55,726)	(41,955)
Accumulated other comprehensive loss	(308)	(171)

Total stockholders’ equity	32,702	51,989

Total liabilities and stockholders’ equity	$41,594	$65,224

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:
Product revenue	$3,344	$4,888	$11,440	$12,981
Service revenue	285	150	1,031	552

Total revenue	3,629	5,038	12,471	13,533

Cost of Revenue:
Cost of product revenue	2,441	2,426	7,254	6,626
Cost of service revenue	90	109	243	245
Inventory impairment	1,180	—	1,180	—

Total cost of revenue	3,711	2,535	8,677	6,871

Gross profit (loss)	(82)	2,503	3,794	6,662

Operating Expenses:
Selling, general and administrative	3,719	3,009	10,651	8,916
Research and development	1,780	1,453	5,400	4,067
Restructuring charges	2,386	—	2,386	600

Total operating expenses	7,885	4,462	18,437	13,583

Loss from operations	(7,967)	(1,959)	(14,643)	(6,921)

Other Income (Expense):
Interest expense	(122)	(255)	(203)	(2,503)
Interest income	188	948	1,023	1,940
Gain on sale of investment	—	—	—	407
Gain on sale of assets	—	484	—	484
Other income (expense), net	(23)	(87)	54	13

Total other income (expense)	43	1,090	874	341

Loss before taxes and extraordinary item	(7,924)	(869)	(13,769)	(6,580)
Provision (Benefit) for Income Taxes	(71)	—	2	—

Loss before extraordinary item	(7,853)	(869)	(13,771)	(6,580)
Extraordinary Loss, net of tax benefit of $0	—	—	—	(1,050)

Net Loss	(7,853)	(869)	(13,771)	(7,630)
Non-cash common stock warrant benefit	—	—	—	1,059
Deemed dividend upon issuance to and subsequent repurchase of stock from PerkinElmer, Inc.	—	—	(2,811)	(8,000)

Net loss attributable to common stockholders	$(7,853)	$(869)	$(16,582)	$(14,571)

Net Income (Loss) Per Share, Basic and Diluted:
Loss per share before extraordinary item	$(0.32)	$(0.03)	$(0.56)	$(0.44)
Loss per share from extraordinary item	0.00	0.00	0.00	(0.07)

Loss per share	(0.32)	(0.03)	(0.56)	(0.51)
Income per share from non-cash common stock warrant benefit	0.00	0.00	0.00	0.07
Loss per share from deemed dividend	0.00	0.00	(0.11)	(0.53)

Loss per share attributable to common stockholders	$(0.32)	$(0.03)	$(0.67)	$(0.97)

Weighted average common shares	24,314	24,881	24,592	15,017

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the nine months ended
	September 30,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(13,771)	$(7,630)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	1,394	937
Amortization of discount on subordinated debt	—	965
Restructuring and inventory impairment charges	3,566	600
Callable common stock issued in lieu of interest	—	208
Amortization of deferred compensation	19	19
Amortization of capitalized license fees	344	—
Extraordinary loss	—	1,050
Gain on sale of investment	—	(407)
Gain on sale of assets	—	(484)
Other	57	50
Increase (decrease) in cash resulting from changes in assets and liabilities-
Accounts receivable	2,620	(3,157)
Inventories	(2,767)	(1,766)
Prepaid expenses and other	(372)	(314)
Accounts payable	(1,318)	1,856
Accrued liabilities	(690)	233
Deferred revenue	(151)	180

Net cash used in operating activities	(11,069)	(7,660)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,826)	(1,118)
Increase in other assets	(19)	(108)
Increase in repurchase agreements	—	(30,000)
Capitalized license fees	(3,465)	—
Equity investment	(501)	—
Proceeds from sale of investment	—	575
Proceeds from sale of property and equipment	33	18

Net cash used in investing activities	(5,778)	(30,633)

Cash Flows from Financing Activities:
Repayment of subordinated debt	—	(9,500)
Borrowings under sale-leaseback transactions	—	113
Proceeds from issuance of common stock and callable common stock	88	55,291
Net borrowings under lines of credit	2,500	30,027
Repayment of long-term debt	(1,861)	(545)
Repurchase of stock from PerkinElmer, Inc.	(5,500)	—
Proceeds from issuance of preferred stock	—	7,479
Other financing activities	(6)	(6)

Net cash provided by (used in) financing activities	(4,779)	82,859

Effect of Exchange Rate Changes	79	(148)

Net Increase (Decrease) in Cash and Cash Equivalents	(21,547)	44,418
Cash and Cash Equivalents – Beginning of Period	40,159	1,328

Cash and Cash Equivalents – End of Period	$18,612	$45,746

Supplemental Disclosure of Cash Flow Activity:
Cash paid for interest	$221	$1,302
Cash paid for income taxes	$71	$—

Supplemental Disclosure of Non-Cash Flow Activity:
Equipment purchased under capital lease obligations	$—	$959

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

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and nine month periods ended September 30, 2001 and 2000, the effect of stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying condensed consolidated balance sheets. The components of comprehensive loss for the three months and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(7,853)	$(869)	$(13,771)	$(7,630)
Foreign currency translation adjustment	367	(111)	(137)	(371)

Comprehensive loss	$(7,486)	$(980)	$(13,908)	$(8,001)

Recent Accounting Pronouncements

Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” were recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Total goodwill included in the Company’s Financial Statements was $465,000 at September 30, 2001 and $954,000 at December 31, 2000. Goodwill amortization expense was $75,000 during the third quarter of 2001 and the third quarter of 2000. Goodwill amortization expense was $224,000 during the nine months ended September 30, 2001 and the nine months ended September 30, 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Genomic Solutions has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. Genomic Solutions has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

2. INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000

	(Unaudited)
Raw materials	$3,120	$2,673
Work-in-process	1,486	764
Finished goods	2,901	2,297

	7,507	$5,734

3. REPURCHASE OF STOCK FROM PERKINELMER, INC.

In April 2001, we repurchased 873,016 shares of our common stock owned by PerkinElmer, or about 69% of the total shares of our stock held by PerkinElmer, at PerkinElmer’s original purchase price. As a result of the sale by PerkinElmer of more than half of its holdings of Genomic Solutions stock, PerkinElmer’s right to cause us to redeem our callable common stock terminated and each outstanding share of our callable common stock automatically converted into one share of our common stock. Net loss per share available to common stockholders for the nine months ended September 30, 2001 includes the $0.11 per share effect of the fair value of the repurchase of our stock held by PerkinElmer, in excess of the fair value of our stock held by PerkinElmer.

4. INVESTMENTS

On May 31, 2001, the Company purchased 463,500 shares of Series A Convertible Preferred Stock of Photonic Sensor Systems, Inc. for an aggregate purchase price of $500,000. Concurrently with the preferred stock purchase agreement, the companies also entered into a research and development agreement, cancelable at the Company’s option, whereby the Company will purchase, in aggregate, up to 19.9% of Photonic Sensor Systems, Inc. provided certain development milestones are met.

5. RESTRUCTURING AND INVENTORY IMPAIRMENT CHARGES

On September 7, 2001, the Company announced restructuring initiatives designed to lower its cost structure and achieve profitability in 2002. The restructuring plan includes closing certain facilities, divesting its proteomic contract research services business, reducing its employee headcount by approximately 25% and discontinuing certain products. As a result of this restructuring plan, the Company recorded restructuring and inventory impairment charges of approximately $2.4 million and $1.2 million, respectively, during the third quarter ended September 30, 2001.

The restructuring charge of $2.4 million consists of $261,000 for the impairment of goodwill; $376,000 for the impairment of certain long-lived assets, $917,000 for the loss on disposal and sale of certain fixed assets, $280,000 for employee termination benefits for 39 employees, and $552,000 for exit costs associated with closing certain facilities. In connection with the restructuring initiatives, the Company estimated the discounted future cash flows related to goodwill and certain fixed assets and reduced these assets to their estimated fair value. As of September 30, 2001, the Company has terminated 27 employees and paid out $134,000 in termination benefits. There have been no lease cancellation costs paid out to date. The Company expects to complete all restructuring activities by January 31, 2002. At September 30, 2001, the remaining balance of the restructuring reserve totaled $739,000 and is included in accrued liabilities in the Company’s condensed consolidated balance sheet.

The inventory impairment charge of $1.2 million relates to the write-down of inventories related to discontinuing the manufacture of certain products. This charge is included as a separate component of cost of revenue in the Company’s condensed consolidated statements of operations.

The following table summarizes the restructuring charges (in thousands):

		Utilized
	Original			Accrual at
	Provision	Cash	Noncash	September 30, 2001

Impairment of long-lived assets	$0.7	$—	$0.7	$—
Loss on disposal and sale of assets	0.9	—	0.9	—
Employee termination benefits	0.3	0.1	—	0.2
Lease cancellation costs	0.5	—	—	0.5

Total	$2.4	$0.1	$1.6	$0.7

6. SEGMENT INFORMATION

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

We sell products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through our foreign subsidiary in Japan and our international distribution partner, PerkinElmer, Inc. Intercompany sales and transfers between geographic areas are accounted for at prices, which are designed to be, representative of third party transactions. Revenue is attributed to each geographic region based on the location of the entity from which the sale is consummated.

The following table summarizes selected financial information of our operations by geographic location (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
United States	$3,916	$3,086	$10,476	$7,647
Europe	2,332	2,877	7,987	8,684
Japan	375	1,436	2,527	3,549
Less – Intercompany revenue	(2,994)	(2,361)	(8,519)	(6,347)

Total revenue	$3,629	$5,038	$12,471	$13,533

	September 30,	December 31,
	2001	2000

	(Unaudited)
Long-lived assets:
United States	$16,925	$17,334
Europe	939	916
Japan	163	168
Goodwill	465	954
Less – Eliminations	(8,943)	(8,943)

Total long-lived assets	$9,549	$10,429

7. LONG-TERM DEBT

In September 2001, the Company repaid the remaining balances due of approximately $1.4 million under its lease line-of-credit agreements with a leasing company.

8. ACQUISITION OF CARTESIAN TECHNOLOGIES

On September 7, 2001, the Company entered into an agreement to acquire Cartesian Technologies Inc. (“Cartesian”) for approximately $17.7 million, consisting of 6,800,679 shares of common stock (with a fair value of approximately $13.5 million, net of issuance expenses), 449,321 vested options to purchase shares of the Company’s common stock, and $2.5 million in cash. The acquisition is expected to close in the fourth quarter after obtaining shareholder approvals and completing other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. These statements address or may address the following subjects: results of operations; customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of our latest Annual Report on Form 10-K. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward-looking statements.

Overview

We design, develop, manufacture, market and sell genomic and proteomic instruments, software, and consumables. Our DNA microarray and proteomic products and systems enable researchers to perform complex, high-volume experiments at lower costs and in less time than with traditional techniques. Our customers use our products and automated systems to produce microarrays, maintain DNA libraries, quantify gene expression levels and isolate, identify and characterize proteins, thereby facilitating more rapid and less expensive drug discovery. We have sold our products in over 30 countries to pharmaceutical and biotechnology companies, government agencies, universities and private research institutions.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2001 and 2000

Revenue

Revenue decreased $1.4 million, or 28%, to $3.6 million in the third quarter of 2001 from $5.0 million in the third quarter of 2000. The decrease was primarily due to the $1.5 million decline in instrumentation sales, driven mainly by reduced sales of our genomic products. This decrease was slightly offset by an increase in our consumables and services revenue. Revenue from consumables and services increased $127,000 to $399,000 in the third quarter of 2001 from $272,000 in the third quarter of 2000. We believe the decrease in instrumentation sales resulted primarily from our prospective customers delaying order placements, rather than losing orders to competition.

Cost of revenue

Cost of revenue was $3.7 million in the third quarter of 2001 and included $1.2 million due to the disposal and markdown of inventory in connection with the Company’s restructuring plan. Excluding this impairment charge, cost of revenue was $2.5 million; flat when compared to the third quarter of 2000 and the second quarter of 2001. Cost of revenue, excluding this impairment charge, as a percentage of total revenue increased to 70% in the third quarter of 2001 compared to 50% in the third quarter of 2000. The increase was primarily due to increased spending on product support and employees as a result of 7 additional production and assembly personnel and facilities costs primarily due to the expansion of the Company’s robotic and fluidic handling production facility in Huntingdon, England. The Company’s gross profit margin was therefore negatively impacted primarily as a result of a declining volume of units sold over which to apply production labor and overhead as well as the poor revenue performance in Japan, which traditionally delivers the highest percentage gross margin sales.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $710,000, or 24%, to $3.7 million in the third quarter of 2001 from $3 million in the third quarter of 2000. Of this increase, approximately $301,000 was attributable to salaries and other employee-related costs due to 10 additional sales, marketing and administrative personnel. Approximately $149,000 was attributable to increased professional, legal and litigation expenses, approximately $204,000 was attributable to an increase in our reserve for bad debts and the remaining approximately $56,000 was attributable to increased office expenses and depreciation expense associated with the additional personnel.

Research and development expenses

Research and development expenses increased $327,000, or 23%, to $1.8 million in the third quarter of 2001 compared to $1.5 million in the third quarter of 2000. Of this increase, approximately $325,000 was attributable to salaries and other employee related costs due to 11 additional research and development personnel.

Restructuring and inventory impairment charges

On September 7, 2001, we announced restructuring initiatives designed to lower our cost structure and achieve profitability in 2002. The restructuring plan includes closing certain facilities, divesting our proteomic contract research services business, reducing our employee headcount by approximately 25% and discontinuing certain products. In the three months ended September 30, 2001, we recorded restructuring and inventory impairment charges of approximately $2.4 million and $1.2 million, respectively, related to these initiatives.

The restructuring charge of $2.4 million consists of $261,000 for the impairment of goodwill; $376,000 for the impairment of certain long-lived assets, $917,000 for the loss on disposal and sale of certain fixed assets, $280,000 for employee termination benefits for 39 employees, and $552,000 for exit costs associated with closing our Lansing, Michigan and San Diego, California facilities. As of September 30, 2001, we have terminated 27 employees and paid out $134,000 in termination benefits. There have been no lease cancellation costs paid out to date. We expect to complete all restructuring activities by January 31, 2002. At September 30, 2001, the remaining balance of the restructuring reserve totaled $739,000 and is included in accrued liabilities in our condensed consolidated balance sheet. We expect to incur future costs related to this restructuring of approximately $241,000 through the first quarter of 2002 which will be recorded as future restructuring charges in the consolidated statements of operations.

Interest expense

Interest expense decreased $133,000 to $122,000 in the third quarter of 2001 from $255,000 in the third quarter of 2000. The decrease was due to the decline in average debt outstanding on borrowings under our commercial bank borrowing facility and under capital leases.

Interest income

Interest income decreased $760,000 in the third quarter of 2001 to $188,000 from $948,000 in the third quarter of 2000. The decrease is due to lower average cash and cash equivalent balances and lower interest rates in 2001.

Provision for income taxes

We incurred net operating losses in the three months ended September 30, 2001 and 2000, and consequently, we did not pay any federal income taxes in the United States. The income tax benefit of $71,000 for the three months ended September 30, 2001 represents a decrease to the income tax provision in Japan by our Japanese subsidiary due to a net loss in the third quarter of 2001. At December 31, 2000, we have available net operating loss carryforwards of approximately $27.4 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2020. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses.

Nine months ended September 30, 2001 and 2000

Revenue

Revenue decreased $1.1 million, or 8%, to $12.5 million in the nine months ended September 30, 2001 from $13.5 million in the nine months ended September 30, 2000. The decrease was primarily due to the $2 million decline in instrumentation sales, driven mainly by reduced sales of our genomic products. This decrease was slightly offset by an increase in our consumables and services revenue. Revenue from consumables and services increased $926,000, or 109%, to $1.8 million in the nine months ended September 30, 2001 from $853,000 million in the nine months ended September 30, 2000. We believe the decrease in instrumentation sales resulted primarily from our prospective customers delaying order placements, rather than losing orders to competition.

Cost of revenue

Cost of revenue increased $1.8 million, or 26%, to $8.7 million in the nine months ended September 30, 2001 from $6.9 million in the nine months ended September 30, 2000. Cost of revenue for the third quarter 2001 included a charge for $1.2 million due to the disposal and markdown of inventory in connection with of the Company’s restructuring plan. The increase was also due to increased spending on product support and employees as a result of 14 additional production and assembly personnel as well as increased facilities costs due to the expansion of the Company’s robotic and fluidic handling production facility in Huntingdon, England.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.7 million, or 19%, to $10.7 million in the nine months ended September 30, 2001 from $8.9 million in the nine months ended September 30, 2000. Of this increase, approximately $439,000 was attributable to salaries and other employee-related costs due to 16 additional sales, marketing and administrative personnel. Approximately $105,000 was attributable to increased advertising and promotional activities, approximately $349,000 was attributable to increased professional legal and litigation expenses, approximately $101,000 was attributable to an increase in outside consulting services, approximately $196,000 was attributable to an increase in our reserve for bad debts and the remaining approximately $545,000 was attributable to increased office expenses and depreciation expense associated with the additional personnel.

Research and development expenses

Research and development expenses increased $1.3 million, or 33%, to $5.4 million in the nine months ended September 30, 2001 compared to $4.1 million in the nine months ended September 30, 2000. Of this increase, approximately $657,000 was attributable to salaries and other employee related costs due primarily to 12 additional research and development personnel. Approximately $402,000 was due to an increase in outside consulting services, patent costs, and license and development fees associated with agreements entered into by the Company in the most recent twelve months. The remaining approximately $275,000 was attributable to increased office expenses and depreciation expense associated with additional personnel.

Restructuring charge

In May 2000, we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic services and chemical production facility located in Chelmsford, Massachusetts. The charge consisted primarily of $400,000 for employee termination benefits for 15 employees and $200,000 for exit costs associated with closing the facility. The restructuring reserve has been fully utilized and there is no remaining balance at September 30, 2001.

Interest expense

Interest expense decreased $2.3 million in the nine months ended September 30, 2001 to $203,000 from $2.5 million in the nine months ended September 30, 2000. This decrease was primarily due to the repayment on June 9, 2000 of $6.0 million of subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999 as well as the reduction in our average borrowings under our commercial bank borrowing facility. The $203,000 of interest in 2001 represents interest incurred on borrowings under our commercial bank borrowing facility and under capital leases.

Interest expense in the nine months ended September 30, 2000 includes amortization expense of approximately $965,000 related to the discount recorded on the subordinated notes.

Interest income

Interest income decreased $917,000 in the nine months ended September 30, 2001 to $1 million from $1.9 million in the nine months ended September 30, 2000. The decrease is due to lower average cash and cash equivalent balances and lower interest rates in 2001.

Other income

Other income, net of other expense, decreased $850,000 to $54,000 in the nine months ended September 30, 2001 from $904,000 in the nine months ended September 30, 2000. This decrease is primarily due to the $484,000 gain on sale of all our product and intellectual property rights to the mass spectrometer developed by us in collaboration with HD Technologies and the $407,000 gain on the sale of our 30% ownership interest in HD Technologies recognized in January 2000.

Benefit from income taxes

We incurred net operating losses in the nine months ended September 30, 2001 and 2000, and consequently, we did not pay any federal income taxes in the United States. The income tax expense of $2,000 for the nine months ended September 30, 2001 represents income taxes accrued in Japan by our Japanese subsidiary. At December 31, 2000, we have available net operating loss carryforwards of approximately $27.4 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2020. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses.

RECENT ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” was recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after September 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after September 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

The effect of adopting SFAS No. 142 in our fiscal year beginning January 1, 2002 will be to reduce operating expenses by approximately $25,000 per quarter in 2002 or $102,000 for the year. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Genomic Solutions has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. Genomic Solutions has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 our cash and cash equivalents totaled $18.6 million compared to $40.2 million at December 31, 2000. The $21.5 million decrease in cash and cash equivalents is principally due to $11.1 million net cash used for operating activities in the nine months ended September 30, 2001, $5.5 million used to repurchase our stock held by PerkinElmer, Inc., $3.5 million in license fee payments, $1.8 million in property and equipment additions, $500,000 equity investment in Photonic Sensor Systems, Inc., and $1.9 million in repayment of capital leases. We borrowed $2.5 million under our bank line of credit borrowing facility and received $88,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by employees during the first nine months ended September 30, 2001.

Cash used in operations for the nine-month period ended September 30, 2001 was $11.1 million compared with $7.7 million for the same period in 2000. Cash used in operations during the first nine months of 2001 consisted primarily of our net loss of $13.8 million, which included non-cash charges of $3.6 million in restructuring and inventory impairment charges, $1.4 million for depreciation and amortization expense and $344,000 for amortization of capitalized license fees. The use of cash in operating activities in the first nine months of 2001 was also due to increases of $2.8 million in inventory and a decrease of $2.0 million in accounts payable and accrued liabilities. The use of cash in operating activities in 2001 was partially offset by a $2.6 million decrease in accounts receivable. Cash used in operations during the first nine months of 2000 consisted primarily of our net loss of $7.6 million, which included non-cash charges of $937,000 for depreciation and amortization expense, $965,000 for amortization of discount on subordinated notes with warrants, $600,000 for restructuring, $1.1 million for extraordinary loss on extinguishment of debt, $407,000 gain on sale of investment in HD Technologies and $484,000 gain on sale of assets.

The use of cash in operating activities in 2000 was also due to increases of $3.2 million in accounts receivable, $1.8 million in inventories and $314,000 in prepaid expenses and other assets. The use of cash in operating activities in 2000 was partially offset by a $2.1 million increase in accounts payable and accrued liabilities.

Our investing activities for the nine months ended September 30, 2001, excluding activity under our repurchase agreements, used cash of $5.8 million compared with $633,000 for the same period in 2000. Cash used in investing activities in 2001 was attributable to $1.8 million in equipment expenditures, $3.5 million in license fee payments and a $500,000 equity investment in Photonic Sensor Systems, Inc. Cash used in the nine months ended September 30, 2000 of $633,000 was attributable to approximately $600,000 in cash received from the sale of our 30% ownership interest in HD Technologies offset by $1.2 million in cash used for capital expenditures, which consisted mainly of purchases of computers, laboratory equipment and leasehold improvements for the expansion of laboratories.

Net cash used in financing activities for the nine months ended September 30, 2001 was $4.8 million compared with net cash provided by financing activities of $83.0 million for the same period in 2000. Cash used in financing activities in the first nine months of 2001 was primarily due to the repurchase of our stock from PerkinElmer, Inc. for $5.5 million and the repayment of long-term debt of $1.9 million, partially offset in borrowings under our bank line of credit by $2.5 million. In June 2001, we amended our bank line of credit agreement to provide for borrowings up to $2.5 million. Financing activities in the first nine months of 2000 included receipt of $55.1 million in net proceeds, after deducting underwriters discounts and commissions and other offering expenses, from the sale of callable common stock in our initial public offering, receipt of $7.4 million in net proceeds from the sale of preferred stock in January 2000 and borrowings of $30.0 million under our amended primary bank line-of-credit agreement. Financing activities for 2000 also included the repayment of long-term debt of $545,000 and the repayment on June 9, 2000 of $6.0 million in subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999.

Working capital decreased $20.8 million to $23.2 million at September 30, 2001 from $44.0 million at December 31, 2000. The decrease in working capital resulted from a decrease in cash of $21.5 million and accounts receivable of $3.3 million and an increase in current debt of $1.8 million partially offset by an increase in inventory of $1.8 million, prepaid expenses and other assets of $360,000 and a decrease in accounts payable and accrued liabilities balances of $3.6 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

In September, 2001, we entered into a settlement agreement with Molecular Dynamics that ends all litigation between the companies and settles all disputes between the parties. The settlement of this matter did not have a material impact on Genomic Solutions financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The purchase price to the public was $8.00 per share and, after deducting underwriter discounts and commissions, we received proceeds per share of $7.44. The aggregate-offering price was approximately $57.0 million. We incurred expenses of approximately $6.1 million, of which approximately $4.3 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.1 million. Of the net offering proceeds, through September 30, 2001, approximately $9.8 million has been used to payoff long-term and other debt, approximately $5.5 million to repurchase our stock from PerkinElmer, Inc., approximately $3.3 million to purchase equipment and improve leaseholds, approximately $3.5 million for capitalized license fees, approximately $500,000 for equity investment in a third party and approximately $18.1 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products and expansion of facilities. The balance is invested in short-term investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

None

     (b)  Reports on Form 8-K

     A report on Form 8-K dated September 6, 2001, was filed on October 2, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC SOLUTIONS INC.

Date: November 12, 2001	By: /s/ Steven J. Richvalsky STEVEN J. RICHVALSKY Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)