Form 10-K
period 2001-12-31
GENOMIC SOLUTIONS INC
filed 2002-04-01
CIK 1053384

________________________________________________________________________________

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $.001 Per Share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     As of March 12, 2002, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $37,291,881, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

     As of March 12, 2002, there were 32,865,745 shares of the Registrant’s common stock issued and outstanding.

PART I
RISK FACTORS
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXHIBIT INDEX
Certificate of Merger
2nd Amendment to Sales, Marketing & Distribution
Fifth Addendum to Lease
First Amendment to the License Agreement
Employment Agreement - Thomas C. Tisone, PhD
Employment Agreement - David Lorenz
Lease B/W Cartesian Tech., Inc. & Airport Indust.
Sublease B/W Cartesian Tech. & Digital Recorders
List of Subsidiaries
Cosent of Arthur Andersen LLP
Letter from the Company Re: Arthur Andersen LLP

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

PART I

ITEM 1. BUSINESS

General

      Genomic Solutions develops, manufactures and sells instruments, consumables and software for the life sciences research and drug discovery markets. Our market focus is based on three key high growth areas: genomics, proteomics and high throughput screening and dispensing systems. These areas comprise three of the major technologies used by researchers in studying disease and developing new drugs. Our products allow researchers to perform high volume experiments, and analyze the resultant data, at lower costs and in less time than with traditional techniques. Our products are distributed and sold to pharmaceutical and biotechnology companies, government agencies, academic institutions and private research organizations throughout the world.

      Our executive office is located at 4355 Varsity Drive, Ann Arbor, Michigan 48108 and our telephone number is (734) 975-4800. Genomic Solutions, which is a Delaware corporation, had 156 full time employees as of December 31, 2001.

Significant Developments

Acquisition

      In December 2001, we acquired Cartesian Technologies, Inc. through one of our wholly owned subsidiaries. This acquisition extends our capabilities into high-throughput screening and dispensing and strengthens our position as a global provider of comprehensive DNA analysis and drug discovery solutions. As consideration for the transaction, we issued approximately 6,814,561 shares of our common stock and cash to Cartesian’s stockholders. The cash consideration was $2.5 million less certain non-trade payable debts and transaction expenses of Cartesian, or approximately $1.8 million. As a result of the transaction, former Cartesian stockholders hold common stock or options to acquire common stock equal to approximately 23% of our outstanding common stock.

Restructuring

      In September 2001, we announced a restructuring of our operations to implement significant cost savings and to accelerate our plan to achieve profitability. As part of the restructuring, we have closed our Lansing, Michigan manufacturing facility and relocated those operations to our headquarters in Ann Arbor. The restructuring reduced our workforce in the United States and the United Kingdom by approximately 25%. In connection with the Cartesian acquisition, we have closed our San Diego, California sales office and consolidated these activities with Cartesian’s Irvine, California operations and Cartesian has closed its United Kingdom office and moved its operations to our Huntingdon facility.

      As part of our restructuring, we also sold certain assets used in connection with our proteomic contract research services business to Proteomic Research Services, Inc., a newly formed company owned and controlled by former employees of our company who were actively involved in providing proteomic-related services. We own 19.9% of Proteomic Research Services and have agreed to contract with it for assistance with certain proteomic projects. In return, Proteomic Research Services has agreed to purchase our instruments and consumables to the extent such items are required in connection with its operations.

Our Strategy

      The past decade has witnessed tremendous scientific and technological breakthroughs in the study of genes and proteins and their role in determining the biological pathways of disease. Genomic and DNA microarray technology has allowed for large-scale studies of genes and their function. With the sequencing of human genome and other organisms, attention is also focusing on proteomic technologies that allow researchers to identify, quantify and characterize proteins as well as study their role as potential drug targets or therapeutic agents. Finally, advances in automation have allowed for screening of potential drug candidates and micro-scale dispensing of biological compounds on a high throughput basis. Our strategy is to participate in life science research and the drug discovery process by providing the systems, instruments, software and consumables used by researchers without assuming the inherent risks of drug development. Key elements of our strategy include:

•	Lead genomic, proteomic and high speed screening and dispensing instrumentation markets. We intend to continue to strengthen our global position as a leading provider of tools for the DNA microarray, proteomics and high speed screening and micro-scale dispensing markets. Our product portfolio emphasizes instruments, software and consumables which are sold as part of our fully integrated systems, but have the capability to be used individually or in conjunction with components produced by other manufacturers.

•	Emphasize consumables complimentary with our instruments to generate recurring revenue. We view consumable products that may be used in connection with our instruments as a source of valuable recurring revenue. We intend to capitalize on our licensing relationship with Affymetrix, Inc. and in-house expertise to aggressively expand our position in the growing market for preprinted and custom DNA microarrays, with a broadened portfolio of cDNA and oligonuecleotide based microarray offerings. We will also continue to develop and supply reagents, gels and other consumables for proteomics and are exploring consumable opportunities that complement our high speed screening and dispensing business.

•	Provide bioinformatic software solutions to analyze data generated by high throughput instruments. High throughput research generates significant amounts of data. We believe the life science marketplace is demanding software solutions that enable instruments to communicate directly with one another and with the lab’s informatics infrastructure. We will continue to develop new sophisticated software that integrates with and enhances the value of our instruments by managing the data flow and assisting in data analysis.

•	Enhance product offerings through internal development and technology acquisitions. In order to stay on the cutting edge of technology, we will continue to pursue strategic acquisitions, licensing and alliances that enhance our product offerings, build on our internal capabilities, and add to and support our growing intellectual property portfolio.

Our Products

      Our products are aimed at three key areas in the life sciences market: genomics, proteomics, and high throughput screening and dispensing of biological compounds.

Genomic Product Offerings

      Our products in the genomics and functional genomics area are based principally on DNA microarray technology. Microarraying involves the depositing of small volumes of a sampled solution, such as DNA or mRNA, onto a glass slide or other substrate. Microarrays are used to compare gene expression profiles of particular cell or tissue samples (e.g. compare diseased to normal cells) and to study the effects of different chemical and biological environments on gene function and expression.

      Our genomic system offering includes a complete line of instruments, consumables and software which create, process and analyze microarrays in a high throughput environment. Our genomic and functional genomic offerings, marketed as part of the integrated GeneTAC™ Biochip System, include the following products which are sold on both an integrated and individual basis:

      GeneTAC™ G3 Library Management System: The G3 is a high end instrument designed for DNA colony picking, library management, gridding and microarray production. This versatile instrument allows users to substitute different tool heads to undertake multiple tasks. We have sold 130 G3’s or its predecessor system since 1998.

      GeneTAC™ Microarrayers. The acquisition of Cartesian Technologies has allowed us to expand our microarray product line to include new smaller footprint and tabletop arrayers. Our microarrayers include the MicroSys™, PixSys™, ProSys™ and MegaSys™ microarraying instruments. These high precision robots offer different capacity and configurations depending on the needs of the particular researcher.

      Pre-Printed Arrays. Our GeneMAP™ pre-printed microarrays shorten the time for researchers to perform gene expression analysis. Our pre-printed microarrays offer researchers the choice of human, mouse and rat cDNA or oligonuecleotides for conducting gene expression experiments and analysis. We also offer custom arraying services.

      Hybridization. Our patented GeneTac™ HybStation is the first automated system for hybridizing microarrays. The HybStation and the versatile Hyb4 (launching mid-2002) provide increased reproducibility of hybridization and precision control, resulting in better hybridization specificity and more reliable data.

      Scanning. Our recently introduced GeneTAC™ UC-4 Microarray Scanner is a compact, easy to use microarray scanner that combines simplicity with performance. Our GeneTAC™ LS IV MicroarrayScanner is a walkaway system for high throughput scanning of microarrays. Both of our microarray scanners are shipped with a computer and software to provide seamless workflow between scanning and analysis.

      Software. Our GeneTAC™ Integrator Software automates the identification and quantification of microarray spots and fully integrates data from our GeneTAC™ Biochip System instrument line. Our GeneTAC™ Array IQ Microanalysis Software is an interactive software package for the visualization, analysis, and mining of DNA expression data.

Proteomic Product Offerings

      Our product offerings in the proteomic area are designed for large scale protein identification and characterization. Proteomics involves the use of various technologies to characterize the identity, quantity, localization, function and structure of proteins present in a given biological sample. The most common approach used in proteomics is to prepare a sample for separation by 2D gel electrophoresis and to identify the proteins using mass spectrometry. Our strategy is to be the premier supplier of systems for automating all steps in the protein isolation and identification process with the exception of the mass spectrometer. Rather than compete with major mass spectrometer manufacturers, our instrumentation, consumables and software are designed to work with mass spectrometer instruments from any major supplier to form a seamless system.

      Newer but increasingly popular techniques involve the use of protein chips to identify protein interactions and the use of complex instruments to determine the physical structure of proteins. We are increasing our emphasis on the use and applications of protein chips and have validated our GeneTAC™ Biochip System’s ability to produce, process, image and analyze protein chips. Another research area with increased market attention is protein crystallography. This technique allows researchers to use small volume dispensing to form protein crystals and ultimately determine protein structure. Our high throughput dispensing products acquired from Cartesian are being increasingly used for protein crystallization applications.

      Our core proteomic applications are marketed and sold as part of the Investigator™ Proteomic System which includes the following offerings sold on an integrated and individual basis:

      2-D Electrophoresis System. Our Investigator™ 2-D Electrophoresis System is a laboratory system for creating 2-D gels. It includes a gel apparatus, second dimension running tank, power supply, chiller and a starter kit of consumables.

      2-D Gel Imaging and Analysis. Our ProImage™ product is a complete gel imaging system featuring visible and UV light capability through a 12-bit cooled CCD camera. The accompanying HT Analyzer software allows users to analyze gels, select protein spots and create a pick list for spot excision.

      Protein Picking. Our Investigator™ ProPic Robotic Workstation is an automated system for dependable spot excision from 2-D gels. System features include the ability to generate a pick list automatically or by point and click methods.

      Protein Digestion. Our Investigator™ ProGest completely automates protein digestion in gel plugs, from washing steps to enzyme addition and thermal incubation. The system offers high throughput processing capabilities and built in timers allowing for over night digestion.

      MALDI Target Preparation. Our Investigator™ ProMS is an automated system for desalting, concentrating and spotting samples onto MALDI targets.

      Digestion and Spotting. The Investigator™ ProPrep is a fully integrated proteomic system used for automated digestion and spotting. The system uses patented technology to free researchers from tedious, error-prone manual processes and enables more efficient use of expensive labor in pharmaceutical and private labs.

      Software. Our Investigator™ Protein Warehouse™ software integrates data from our instruments in a database that allows users to search for changes in protein abundance and expression. In addition, with our recent exclusive license of Proteometrics, LLC’s proteomic software offerings, we now offer a suite of programs enabling automated analysis, storage and mining of mass spectral data, either as individual standalone components or integrated into an overall software solution. The software allows the user to interpret mass spectra, peak lists and database search results produced by any hardware manufacturer, search engine or database provider. When coupled with Protein Warehouse™, the software package enables complete data storage and tracking from sample ID data to mass spectra database search results.

High Throughput Screening and Microscale Liquid Handling Offerings

      Our product offerings for microscale dispensing allow for the high-speed screening of potential drug candidates for biological activity. Our high throughput screening and dispensing instrumentation is based on our patented SynQuad™ and patent pending Hummingbird™ technologies. SynQuad™ combines the high-precision displacement capabilities of syringe pumps with the high-speed actuation of micro-solenoid valves. The Hummingbird™ technology is based on the use of small capillaries to aspirate a fixed volume and then using a pressure pulse to eject the fluid from the capillaries to provide a non-contact dispensing action. The result is the ability to perform high-volume non-contact dispensing of small biological materials with exceptional accuracy. Our high throughput screening and micro-scale dispensing offerings include the following:

      Hummingbird™. Hummingbird™ is a dispensing system that provides simultaneous 96 and 384 channel non-contact dispensing of reagents used for assembling assays with a proprietary patent-pending capillary technology. This technology was developed by and acquired from GlaxoSmithKline. The Hummingbird™ unit can be mounted on different models of motion systems that include our MicroSys™, PreSys™ and ProSys™ platforms. The MicroSys™ is a small bench type unit that can accommodate up to three microtiter plate positions. The PreSys™ is a small profile motion system that is used for integration in robotic systems, typically located in major pharmaceutical companies. The ProSys™ provides a larger deck area that will accommodate up to 20 microtiter plates and can be integrated with robotic plate handlers. These systems are used for reformatting reagent libraries from 96 or 384 microtiter plates to 96, 384 or 1536 assay plates. The reagent libraries can be small molecules, genomic materials, proteins, and other biological materials.

      SynQuad™. SynQuad™ is a programmable, non-contact dispensing system that provides high speed dispensing of reagents onto a wide range of substrates including microtiter plates, glass slides, and membranes. SynQuad™ is often used for non-contact high speed dispensing of common reagents, such as cells and buffers, into assay microtiter plates. It is particularly effective in low volume formats where the assay volume is less than 20 microliters. Another important SynQuad™ application is for arraying various types of library reagents including small molecules, genomic materials and proteins. The SynQuad™ can be incorporated onto the different motion systems such as MicroSys™, PreSys™ and ProSys™. In the case of the ProSys™, both the Hummingbird™ and SynQuad™ can both be installed to dispense both common and library reagents.

Marketing, Sales and Support

Marketing

      We market our products to pharmaceutical and biotechnology companies, government agencies, universities and private research institutions. Our marketing strategy emphasizes our integrated systems approach, sophisticated instrumentation, proprietary consumables and product support. We market our products through direct sales calls, advertising, marketing materials, participation in international, national and regional trade shows, and on our website at www.genomicsolutions.com. We emphasize complete system sales and plan to increasingly target the growing aftermarket for DNA microarrays, precast gels, reagents, other consumables and support services.

      In January 2002, we modified our strategic sales and marketing alliance with PerkinElmer, Inc. PerkinElmer previously had full responsibility for marketing and distribution of our products internationally, excluding Japan. Under our modified arrangement, PerkinElmer has the non-exclusive right to market and sell most of our products outside of the United States and Japan and non-exclusive rights to distribute limited products in the United States and Japan. We are currently enhancing our direct distribution efforts and undertaking negotiations with other distributors to supplement the efforts of PerkinElmer in select foreign markets.

Sales

      We consider the United States, Japan and Europe to be our core markets. We maintain company facilities and direct sales forces in these markets. We will continue to invest in expanding our sales presence in these markets. Product sales in these markets generated approximately 70% of our revenues during 2001.

      PerkinElmer was the exclusive distributor of our products outside of the United States and Japan from December 1999 until January 2002, except for the United Kingdom, where they were our exclusive distributor from December 1999 to January 2001. For the year 2001, sales generated by PerkinElmer accounted for approximately 30% of our revenue.

Support

      We consider product service and support to be a critical component of our growth strategy. We believe our existing customers provide opportunities for additional revenue through the purchase of service contracts, software maintenance and support, product upgrades, training, consumables and additional instrument purchases and positive referrals. Service and support activities are conducted by our in-house and field service personnel in the United States, certain European countries and Japan, and by PerkinElmer and other distributors in other markets.

Research and Development

      Research and development is an essential component of our strategy to maintain and strengthen our global position in DNA microarray, proteomic and high throughput screening systems. As of December 31,

2001, we had 35 employees working in research and development, ten of whom hold Ph.D. or other advanced degrees. In 2001, our research and development expenditures were $6.8 million, representing 21.3% of total operating expenditures. We anticipate that research and development expenditures in 2002 will decrease when measured as a percentage of sales.

      Our research and development activities are focused on new technology and product development, including improvements to existing products and development of new products or applications that capitalize on our expertise. Particular areas of focus with respect to genomic products include improvements in resolution and sensitivity for the creation and analysis of DNA microarrays, additions to the existing GeneMAP™ standard DNA microarray offerings, and further integration and automation of our GeneTAC™ Biochip System. In proteomics, addressing the needs for higher throughput are being emphasized in both new product development and general research and development. In the areas of high-speed screening and microscale dispensing, we are focusing on proprietary non-contact liquid handling systems and emerging applications, such as protein crystallization. Instrumentation and consumables are actively being developed to augment the current product line.

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

      Our GeneTAC™ system consists primarily of microarraying instruments, automated hybridization instruments and scanners. Our primary competitors in the microarraying instrument market are GeneMachines, Genetix, Ltd., and BioRobotics, Ltd. (now owned by Apogent Technologies Inc.). Our primary competitor in the automated hybridization area is Amersham Biosciences. Finally, our primary competitors in the scanner business are Axon Instruments, Inc., and PerkinElmer, Inc. through its acquisition of Packard Biosciences.

      Our Investigator™ Proteomic System consists primarily of instruments for creating 2-D gels, imaging and analyzing gels, picking proteins from gels, digesting proteins and preparing protein samples for mass spectrometry. Our primary competitors in the proteomic market are Bio-Rad Laboratories, Inc. and Amersham Biosciences.

      Finally, our primary competitors in the high throughput screening and material dispensing business are CyBio, Tecan AG, Robbins Scientific (now owned by Apogent Technologies), PerkinElmer, Inc. (Packard Bioscience Division), and Gilson, Inc.

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

Manufacturing

      We currently have three production facilities. Most of our proteomic instrumentation and our automated hybridization systems manufacturing occurs in our Huntingdon, England facility, high throughput screening and material handling equipment production occurs in our Irvine, California facility and imaging systems, application software, DNA microarray, and consumable production occurs in our Ann Arbor, Michigan facility.

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

      We currently hold six U.S. patents and one foreign patent. These patents generally relate to electrophoretic, imaging, proteomic processing, high throughput screening and hybridization technologies. In addition, we currently have on file twenty U.S. patent applications, four U.S. provisional patent applications, four Patent Cooperation Treaty patent applications, and twenty foreign patent applications. These applications generally relate to robotic, imaging, bioinformatic and microfluidic technologies incorporated into our products and may not result in issued patents. Further, issued patents may not provide us with significant protections.

      Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications filed with the U.S. Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States Patents will expire between 2007 and 2020. Our success depends to a significant degree upon our ability to develop proprietary product technologies. We intend to continue to file patent applications as we develop new products and technologies.

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

      Although we are not a party to any legal proceedings with regard to intellectual property rights, in the future, third parties may file claims asserting that our technologies or products infringe on or misappropriate their intellectual property. We cannot predict whether third parties will assert these claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on acceptable terms, or not at all, which could seriously harm our business or financial condition.

Recent Developments

PerkinElmer

      In January 2002, we restructured our distribution relationship with PerkinElmer. Under the restructured relationship, PerkinElmer has the non-exclusive right to market and sell most of our products outside of the United States and Japan and non-exclusive rights to distribute limited products in the United States and Japan.

Proteometrics

      In February 2002, we entered into an exclusive worldwide software license with Proteometrics, LLC. Under this relationship, we obtained the exclusive right to develop, support, and license the Proteometrics bioinformatic software product line. Eleven of Proteometrics’ North American-based employees have joined the Genomic Solutions organization. In a related transaction, we acquired certain assets of a Canadian affiliate of Proteometrics, LLC and will operate out of its Winnipeg, Canada facility.

Government Regulation

      We are not presently subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

Employees

      As of December, 31, 2001, we had 156 full-time employees, 28 of whom hold Ph.D. or other advanced degrees. Approximately 35 employees are engaged in research and development, 41 in marketing, sales and support, 49 in manufacturing and 31 in intellectual property, finance and other administrative functions. We believe our relationship with our employees is good.

RISK FACTORS

Risks Related to our Business

We have a history of losses and anticipate future losses and negative cash flow.

      We incurred net losses of $26.1 million for the fiscal year ended December 31, 2001, $8.9 million for the fiscal year ended December 31, 2000 and $11.1 million for the fiscal year ended December 31, 1999. As of December 31, 2001, we had an accumulated deficit of $68.1 million. During the course of the last year, we instituted a restructuring plan designed to reduce our operating expenses. However, even with such restructuring, we need to generate significant revenues to achieve and maintain profitability. Our continued revenue growth is dependent on many factors beyond our control, including factors discussed in this risk factors section, and we may not sustain our revenue growth and we may become profitable at a different time or we may never become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

We may need additional capital to support our operations, which may be unavailable or costly.

      Based on our current plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses, debt obligations and capital requirements for the reporting period ending December 31, 2002. However, we may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities, to commercialize our products and services, to expand our sales and marketing capabilities and to fund unforeseen expenses. Many factors, some of which are beyond our control, will determine when and how much funds we will need, and we may need funds sooner than currently anticipated. Even if we have sufficient funds for our operating plans, we may choose to raise additional capital due to market conditions or strategic considerations.

Our systems and products may fail to maintain or achieve sufficient market acceptance, which would impair our ability to generate sales revenue

      The commercial success of our systems and products will depend upon continued and expanding market acceptance of our new and existing DNA microarray, proteomic, and high speed dispensing products by pharmaceutical and biotechnology companies, academic research centers and government research laboratories. Market acceptance depends on many factors, including researchers’ belief that our systems are an attractive alternative to current technologies for the generation, acquisition, analysis and management of genomic, proteomic and other drug discovery information. These potential customers may be reluctant to accept newer technologies which may require learning new techniques and procedures and abandoning or modifying current methodologies with which they are comfortable and familiar.

The relatively high price of our products and services may deter potential customers from buying our systems

      The costs of our products may deter potential customers from buying our products. We may be required by competitive forces or for other reasons to discount the price of our products to generate sales. Furthermore, our failure to place sufficient quantities of our systems will have a material adverse effect on our ability to sell consumables. Market acceptance of our products could be adversely affected by limited funding available for capital acquisitions by our customers, as well as internal obstacles to customer approvals for purchases of our products. Because of these and other factors, we may not be able to maintain or achieve sufficient market acceptance to become profitable.

Our products will require additional development to remain competitive, which we may be unable to achieve in a timely and cost-effective manner

      While our products have been sold commercially, our currently available microarray, proteomic and high speed dispensing products may require design and functional modifications as scientific procedures and methods change. As scientific knowledge advances, we anticipate a need for new instrumentation, software and consumable products. Any future products will require significant development, investment and testing. We may need to undertake costly and time-consuming efforts to achieve these objectives. We cannot assure you that we will successfully design, develop, manufacture, market or sell any future products in a timely and cost-effective manner, if at all, or that we will be able to sustain or increase sales revenue from our current systems and products.

Concentration of customers may limit our market and our ability to achieve sales growth

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

If we fail to achieve and maintain the high manufacturing standards that our products require, or if we are unable to develop additional manufacturing capacity, our commercial opportunity will be reduced or eliminated

      Our microarray and proteomic systems and high speed dispensing products require careful calibration and precise, high-quality manufacturing. If we fail to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, we could experience product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that will impair our sales. Despite our high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. If we are unable to manufacture our products on a timely basis at acceptable quality and cost and in commercial quantities, or if we experience unanticipated technological problems or delays in production, our commercial opportunity will be reduced or eliminated.

The sales cycle for our products is lengthy and we may spend significant time on sales opportunities with no assurance of success

      Our ability to obtain customers for our products depends in significant part upon the perception that our products can help accelerate drug discovery and development efforts. The sales cycle for our systems is typically between three and six months due to the education effort that is required. Our sales efforts often require sales presentations to various departments within a single customer, including research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort with no assurance that we will successfully sell our systems or products to the customer.

We depend on third-party suppliers, and any failure to obtain product components from these suppliers in a timely manner will interfere with our ability to produce our products

      The lasers, filters and optics used in our GeneTAC™ Biochip Analyzers, the fluid transport mechanism used in our GeneTAC™ Hybridization Station, and the valves used in our highspeed dispensing products are supplied by a limited group of suppliers. These products accounted for approximately 50% of our revenue in 2001. If we are unable to obtain these parts from our suppliers, we may be unable to secure an alternative supplier within a reasonable time period, or on commercially reasonable terms, if at all. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, could also result in reduced control over quality, pricing and time of receipt of materials and components.

Any reduction, delay or termination of government research funding could reduce, or cause timing fluctuations in, our sales

      We are dependent on revenue derived from sales to researchers, universities, government laboratories and private foundations whose funding may be partially dependent upon grants from government agencies like the U.S. National Institutes of Health and similar domestic and international agencies. Although the level of research funding has increased during the past several years, these increases may not continue or research funding may be reduced. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Also, government proposals aiming to reduce or eliminate budget deficits have sometimes included reduced allocations or delays or terminations of funding to the National Institutes of Health and other government agencies that fund research and development activities. A reduction in government funding for the National Institutes of Health or other government research agencies could result in lower sales or cause fluctuations in our sales and operating results.

As a result of converting our distribution arrangement with PerkinElmer, Inc. to non-exclusive, our revenues could be adversely affected

      In 2001 we relied on PerkinElmer, Inc. to exclusively market and sell our products in every country except the United States and Japan. For the year 2001, sales by PerkinElmer accounted for approximately 30% of our revenue. In November 2001, PerkinElmer completed its acquisition of Packard Biosciences, giving it the opportunity to manufacture and distribute products which are competitive with our microarray scanning and high throughput screening products. In January 2002, we modified our arrangement so that PerkinElmer has the non-exclusive right to market and sell most of our products outside of the United States and Japan and non-exclusive rights to distribute limited products in the United States and Japan. If PerkinElmer does not successfully market and sell our products in its capacity as a non-exclusive distributor, our revenues will be adversely affected.

If we are unable to find additional distributors to supplement PerkinElmer’s efforts, our revenues could be adversely affected.

      As a result of the modification of our arrangement with PerkinElmer to make it a non-exclusive distributor of our products, we have more flexibility and control over the distribution of our products in foreign markets while retaining the benefit of having PerkinElmer as a distributor. We intend to supplement the efforts of PerkinElmer by expanding our direct sales activities in Europe and appointing new distributors in other foreign markets. Because the PerkinElmer relationship was only recently revised, we have not yet had adequate time to locate, hire and train the appropriate number of new salespersons and distributors and we cannot assure you that we will be able to do so. If we are not successful in supplementing PerkinElmer’s sales efforts with direct sales efforts and new distributors, our revenues will be adversely affected.

The risks associated with maintaining international operations could adversely affect our business

      The sale and manufacture of our products internationally involve a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	costs and risks of deploying systems in foreign countries;

•	changes in regulatory requirements;

•	licenses, tariffs and other trade barriers;

•	limited protection of intellectual property rights;

•	the burden of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

We are subject to foreign currency fluctuations which may affect our operating results

      A significant portion of our business historically has been conducted in currencies other than the U.S. dollar, which is our reporting currency. Our agreement with PerkinElmer requires payment in U.S. currency. Currently, only our business in Japan is conducted in foreign currencies. Japan represented 18.2% of our total revenue in fiscal 2001 and may continue to represent a large portion of our total sales. As we establish direct sales forces in foreign markets, some of our business may be conducted in foreign currencies. Currency fluctuations among the U.S. dollar and the currencies in which we will do business will cause foreign currency transaction gains and losses in the period incurred. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposures and the potential volatility of currency exchange rates. We may choose to engage in foreign exchange hedging transactions to manage our foreign currency exposure, but our strategies may not adequately protect our operating results from the effects of exchange rate fluctuations and may expose our business to additional risk and loss.

Our failure to attract and retain skilled scientists, technicians and other key personnel could affect our ability to develop and manufacture our products and provide our services

      As of December 31, 2001 Genomic Solutions employed 156 people. Our ability to adequately service our customers will depend, in large part, on our ability to hire and retain scientists and technicians with the skills necessary to keep pace with continuing changes in genomic and proteomic research. We believe that there is a shortage of, and significant competition for, scientists and technicians with the skills and experience in biochemistry, chemistry and engineering necessary to perform the services we require. We will compete with the research departments of pharmaceutical companies, biotechnology companies, contract research companies and research and academic institutions for new personnel. We cannot assure you that we will be successful in attracting, retaining or motivating our scientific and technical personnel. Additionally, we face risks associated with employee attrition based on our recent restructuring and the general downturn in the economy. Moreover, the hiring of additional personnel in product development, manufacturing and sales and marketing will increase burdens on our management, operational and financial resources. We generally will not enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train and retain sufficient qualified personnel would seriously damage our business.

We face risks associated with acquisitions that will harm our business if we do not adequately address them

      We have acquired complementary technologies, product lines and personnel from several companies. Our ability to manage our growth effectively will depend on our ability to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our workforce.

      We expect to from time to time review potential acquisitions in the ordinary course of our business. These potential acquisitions will involve numerous risks, including:

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

Risks Related to Our Common Stock

Our stock price may be volatile and may lead to losses by investors and result in securities litigation

      The trading price of our common stock may be subject to wide fluctuation. Between our initial public offering on May 5, 2000 and the conversion of all of our callable common stock to common stock on April 18, 2001, the per share sales price of our callable common stock on the Nasdaq National Market fluctuated from a low of $1.906 to a high of $30.125. Since April 19, 2001, the per share sales price of our common stock on the Nasdaq National Market fluctuated from a low of $1.30 to a high of $5.42.

      Factors that might cause the market price of our common stock to fluctuate include:

•	changes in our business or results of operation;

•	quarterly variations in operating results or growth rates;

•	changes in estimates or recommendations by securities analysts;

•	market conditions related to investor interest in life science and biotechnology stocks;

•	general conditions in the industry;

•	announcements of mergers and acquisitions and other actions by competitors;

•	regulatory and judicial actions;

•	general economic conditions; and

•	announcements of product developments and other events.

      If we are unable to address these risks or any other problems that we encounter in combining our businesses, our business may be disrupted, we could incur costs that are higher than expected and we may suffer increased losses.

The recent economic downturn may adversely affect our business

      Our ability to sell our products is dependent upon the general economic environment in which our customers operate. The recent economic downturn could cause longer sales cycles and slower growth. In addition, our business depends upon personal interactions of our sales force and our customers. Typically before a sale is consummated, the customer visits our facilities to receive a demonstration of the products. As a result of both the economic downturn and the terrorist attacks in New York City and Washington, D.C., many customers have curtailed travel. If our customers are unwilling to travel by air, our sales could be adversely effected.

We do not expect to pay any dividends in the foreseeable future

      We have never paid dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the development of our business and, consequently, may never pay cash dividends.

Risks Related to Our Industry

We and our customers are subject to significant technological uncertainty which could result in reduced acceptance and demand for our products

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

      The outcomes of research based on technologies using our products will be subject to the risks of failure inherent in the development of new technologies. These risks include the possibility that:

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

We face intense competition which could result in reduced acceptance and demand for our products

      The genomic, proteomic and high throughput screening markets are intensely competitive, highly fragmented and rapidly changing. We will compete with many companies in the United States and abroad that are engaged in the development and production of products that analyze genomic and proteomic information and equipment used for high speed dispensing. Currently, our principal competition comes from established companies and organizations providing products that use existing technologies which perform many of the same functions for which we will market our systems. These products include a variety of established assays and tests, including gel-based technologies. Future competition in the genomic, proteomic and high throughput screening fields will likely come from existing competitors as well as other companies seeking to develop new technologies for such markets. In addition, pharmaceutical and biotechnology companies have significant needs for genomic and proteomic information and high speed dispensing equipment and may choose to develop or acquire competing technologies to meet these needs. If we are unable to compete effectively, there will be reduced acceptance of and demand for our products.

      Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we will. Moreover, our competitors may have greater name recognition and more extensive customer bases than we will, and they may offer discounts as a competitive tactic. In addition, several development-stage companies are currently producing or developing products that compete with or will compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies and products obsolete.

We may be involved in lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market

      Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our issued and future patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. They may have filed applications or obtained patents or proprietary rights competitive with or similar to ours. In order to protect or enforce our patent rights, we may initiate patent litigation which would be expensive, take significant time and divert management’s attention from other business concerns.

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

The rights we will rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology, reducing our ability to compete in the market

      We will rely on trade secret protection for some of our confidential and proprietary information for which we have not sought patent protection. We believe that we have developed proprietary technology and processes relating to numerous aspects of our micro-array, proteomic and high throughput systems. We have taken measures to protect our proprietary technologies and processes and continue to explore ways to enhance these protections. We require our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.

Our success will depend on our ability to operate without infringing or misappropriating the proprietary rights of others

      We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would materially and adversely affect our ability to commercialize our products. We may be sued for infringing or misappropriating the patent or other intellectual property rights of others. Intellectual property litigation is costly, even if we prevail. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license requiring royalty payments. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent which we infringe, we may be unable to sell some of our products.

Ethical concerns surrounding the use of genomic information and misunderstanding of the nature of our business could frustrate our ability to develop and sell our existing products and new products

      Genetic screening of humans is used to determine individual predisposition to medical conditions. Genetic screening has raised ethical issues regarding the confidentiality and appropriate uses of the resulting information. Government authorities may regulate or prohibit the use of genetic screening to determine genetic predispositions to medical conditions. Additionally, the public may disfavor and reject the use of genetic screening.

      Genomic and proteomic research is used to determine the role of genes and proteins in living organisms. Our products are designed and used for genomic and proteomic research and drug discovery and cannot be used for genetic screening without significant modification. However, it is possible that government authorities and the public may fail to distinguish between the genetic screening of humans and genomic and proteomic research. If this occurs, our products and the processes for which our products are used may be subjected to government regulations intended to affect genetic screening. Further, if the public fails to distinguish between the two fields, it may pressure our customers to discontinue the research and development initiatives for which our products are used.

We may not have adequate insurance, and if we are subject to product liability claims, we may experience reduced demand for our products or be required to pay damages that exceed our insurance limitations

      Product liability claims asserted against us, regardless of their merit or potential outcome, may adversely effect our reputation, result in reduced demand for our products and make it more difficult for us to expand our business. Also, we cannot assure you that our current insurance policies will adequately protect us or that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

ITEM 2. PROPERTIES

Facilities

      Our principal executive offices are located in 27,665 square feet of leased space in Ann Arbor, Michigan. Our imaging system manufacturing and engineering operations that were previously performed in Lansing, Michigan have been relocated to our Ann Arbor office. Our wholly-owned subsidiary in the United Kingdom, Genomic Solutions Ltd., leases approximately 18,000 square feet of space in Huntingdon, England for robot and fluid handling systems development and manufacture as well as marketing, sales, and support for the United Kingdom. Additionally, our wholly-owned subsidiary in Japan, Genomic Solutions KK, leases approximately 4,520 square feet of space in Tokyo for domestic marketing, sales, and technical support. We also lease approximately 12,000 square feet for our high throughput screening operations in Irvine, California, approximately 6,000 square feet for our North Carolina operations and approximately 1,400 square feet for our Winnipeg, Canada operations.

ITEM 3. LEGAL PROCEEDINGS

      In December 2001, we filed suit against Photonic Sensor Systems, Inc., a Georgia corporation, in the federal district court for the Eastern District of Michigan alleging three counts of breach of contract in connection with a certain License and Development Agreement entered into with Photonic and seeking monetary relief in the amount of our original preferred stock investment of $500,000. Pursuant to the License and Development Agreement, Photonic was obligated to develop and create optical interferometer based chips and related instrumentation for genomic and proteomic research. Our claims against Photonic arise from Photonic’s failure to perform its obligations under the License and Development Agreement. In January 2002, Photonic filed a counter-claim requesting monetary relief against us alleging breach of contract, indemnification and tortious interference based on our alleged failure to purchase stock upon the achievement of certain milestones. We filed our answer denying the allegations in the counter-claim in early February 2002. Management believes that the counter-claim is without merit and intends to defend it vigorously.

      On March 21, 2002, we received a letter from Photonic requesting permission to sell certain of its assets, including computer equipment, and noting that Photonic had found it necessary to cease operations and close its offices. We have a liquidation preference with respect to any distribution to shareholders of Photonic’s assets. We have not been able to obtain any financial information from Photonic or otherwise verify the value, if any, of our interest in Photonic. If Photonic does not raise capital to reopen its operations, we may lose the value of our investment in Photonic’s preferred stock and in the License and Development Agreement.

      From time to time, we are involved in routine legal matters that arise in the ordinary course of our business. We currently are not a party to any such matters that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held a special meeting of shareholders on December 18, 2001. At the meeting, our shareholders were asked to approve an Amended and Restated Plan of Merger (the “Merger”) between the Company, Cartesian Technologies, Inc. certain shareholders of Cartesian and Cartesian Acquiring Corporation. Votes for the Merger were 13,117,606 and votes against and withheld were 100,370.

      Our shareholders were also asked to approve our Fourth Amended and Restated Certificate of Incorporation (the “Fourth Certificate”). There were 13,118,906 votes for the Fourth Certificate and 99,070 votes against and withheld.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded and quoted on the Nasdaq National Market (“NNM”) under the symbol “GNSL”. The following table sets forth the high and low sale prices for our common stock as reported on the NNM for the periods indicated commencing on May 5, 2000, the date of our initial public offering.

	High	Low

Fiscal Year Ended December 31, 2001
First Quarter ended March 31, 2001	9.00	2.50
Second Quarter ended June 30, 2001	5.89	1.75
Third Quarter ended September 30, 2001	4.44	1.50
Fourth Quarter ended December 31, 2001	2.93	1.54

	High	Low

Fiscal Year Ended December 31, 2000
Second Quarter, commencing on May 5, 2000 and ended June 30, 2000	17.375	7.875
Third Quarter ended September 30, 2000	30.125	11.813
Fourth Quarter ended December 31, 2000	18.813	4.938

      On March 21, 2002, the last reported sales price for our common stock as reported by the NNM was $1.52. As of such date there were approximately 146 holders of record of common stock. We believe there are a significant number of beneficial owners of our common stock whose shares are held in street name. We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

      Within the period covered by this report, we have issued and sold unregistered securities in the amounts, at the times and for the aggregate consideration listed as follows:

•	In September 2001, we issued 29,240 shares of common stock to Molecular Dynamics, Inc. in settlement of all litigation between the companies.

      The above shares of common stock were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended. No underwriters were used in connection with the issuance.

Use of Proceeds From Our Initial Public Offering

      On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The purchase price to the public was $8.00 per share and, after deducting underwriter discounts and commissions, we received proceeds per share of $7.44. The aggregate-offering price was approximately $57.0 million. We incurred expenses of approximately $6.1 million, of which approximately $4.3 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.1 million. Of the net offering proceeds, through December 31, 2001, approximately $9.8 million has been used to payoff long-term and other debt, approximately $5.5 million to repurchase our stock from PerkinElmer, Inc., approximately $3.5 million to purchase equipment and improve leaseholds, approximately $3.5 million for capitalized license fees, approximately $2.5 million to acquire Cartesian Technologies, Inc., approximately $500,000 for equity investment in a third party and approximately $20.9 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products and expansion of facilities. The balance is invested in short-term investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data for the five years ended December 31, 2001 are derived from the audited Consolidated Financial Statements of the Company. The financial data set forth below contains only a portion of our financial statements, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated statement of operations data:
Revenue	$16,840	$19,077	$12,092	$5,507	$2,164
Cost of revenue(1)	11,792	9,374	6,990	3,266	1,063

Gross profit	5,048	9,703	5,102	2,241	1,101

Operating Expenses:
Selling, general and administrative	14,136	11,919	8,652	6,372	2,198
Research and development	6,797	5,596	4,830	3,354	942
Restructuring and other unusual charges(2)	10,936	600	438	340	1,578

Total operating expenses	31,869	18,115	13,920	10,066	4,718

Loss from operations	(26,821)	(8,412)	(8,818)	(7,825)	(3,617)
Total other income (expense)	721	558	(2,324)	39	(261)

Loss before taxes and extraordinary items	(26,100)	(7,854)	(11,142)	(7,786)	(3,878)
Benefit from income taxes	—	—	—	—	642

Loss before extraordinary items	(26,100)	(7,854)	(11,142)	(7,786)	(3,236)
Extraordinary items(3)	—	(1,050)	—	—	1,245

Net Loss	(26,100)	(8,904)	(11,142)	(7,786)	(1,991)
Non-cash common stock warrant benefit (charge)(4)	—	1,059	(3,861)	—	—
Deemed dividend upon issuance to and subsequent repurchase of stock from PerkinElmer, Inc.(5)	(2,811)	(8,000)	—	—	—

Net loss attributable to common stockholders	$(28,911)	$(15,845)	$(15,003)	$(7,786)	$(1,991)

Net loss per share, basic and diluted:
Loss per share before extraordinary items	$(1.05)	$(0.45)	$(3.75)	$(2.71)	$(6.93)
Net loss per share	$(1.05)	$(0.51)	$(3.75)	$(2.71)	$(4.27)
Net loss per share attributable to common stockholders	$(1.17)	$(0.90)	$(5.04)	$(2.71)	$(4.27)
Weighted average common shares	24,791	17,526	2,974	2,876	467

(1)	In 2001, we recorded an inventory impairment charge of approximately $1,180,000.

(2)	In 2001, we recorded a restructuring charge of approximately $2,731,000 to close our Lansing, Michigan engineering and production facility; to reduce our workforce by 25%; to record the impairment of goodwill originating from the acquisition of PBA Technologies, Ltd. and the electrophoresis and gel services business of ESA, Inc.; and to record the impairment of long lived assets and the loss on sale and disposal of assets. In 2001 we also recorded unusual charges of $4,200,000 for the write-off of in-process research and development acquired from Cartesian Technologies, Inc. and of $4,005,000 for the impairment of certain long lived assets. In 2000 we recorded a restructuring charge of $600,000 to close the Chelmsford, Massachusetts proteomic facility. In 1999 we recorded an unusual charge of approximately $438,000 for the write-off of goodwill originating from the acquisition of certain assets of Insight Biomedical Imaging. In 1998 we recorded an unusual charge of approximately $340,000 for the write-off of in-process research and development acquired from ESA, Inc. In 1997 we recorded an unusual charge of approximately $1,578,000, consisting of approximately $861,000 for the write down of goodwill and intangible assets and approximately $328,000 write-off of unamortized capitalized software development costs related to the merger with B.I. System Corporation and approximately $389,000 write-off of in-process research and development acquired from PBA Technologies, Ltd.

(3)	In 2000 we accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of $1,050,000. In 1997 we recorded an extraordinary gain of approximately $1,245,000 on the forgiveness of debt.

(4)	In 2000 we recorded decretion of approximately $1,059,000 on the common stock warrants. In 1999 we recorded accretion of approximately $3,861,000 on the common stock warrants.

(5)	In 2000 we recorded a charge of $8,000,000 related to the beneficial conversion feature associated with the issuance of Series P preferred stock to PerkinElmer, Inc. In 2001 we recorded a deemed dividend charge of approximately $2,811,000 related to the repurchase of a portion of these shares held by PerkinElmer, Inc.

	As of December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$13,097	$40,159	$1,328	$2,880	$5,089
Total assets	47,924	65,224	13,858	11,694	8,579
Total debt	2,623	1,956	11,190	2,819	901
Total stockholders’ equity (deficit)	$34,439	$51,989	$(9,381)	$5,485	$5,912

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-K.

Overview

      Genomic Solutions develops, manufactures and sells instruments, consumables and software for the life sciences research and drug discovery markets. Our market focus is based on three key high growth areas: genomics, proteomics and high-throughput screening and dispensing systems. These areas comprise three of the major technologies used by researchers in studying disease and developing new drugs. Our products allow researchers to perform high volume experiments, and analyze the resultant data, at lower costs and in less time than with traditional techniques. Our products are distributed and sold to pharmaceutical and biotechnology companies, government agencies, academic institutions and private research organizations throughout the world.

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

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Genomic Solutions consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions (see Note 2 to the consolidated financial statements) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, investments, intangible assets, financing operations, warranty obligations, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources and on various other factors that are believed to be reasonable under the circumstances. These sources form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Our critical accounting policies include:

Inventories

      Inventories consist primarily of purchased parts and components used to make instrumentation and are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We evaluate the adequacy of these reserves quarterly. In 2001, in connection with the restructuring of our operations, we recorded a write-down of inventory of approximately $1.2 million related to discontinuing the manufacture of certain products. This charge is included as a separate component of cost of revenue in the Company’s consolidated statements of operations.

Impairment of long-lived assets

      At each balance sheet date, we evaluate the carrying value of goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If evidence of a possible impairment exists, we estimate the undiscounted future cash flows from the use of the asset and its eventual disposition and then compare this amount to the carrying value of the asset. If an impairment exists, we estimate the present value of expected future cash flows and record an adjustment to reduce the asset to its estimated fair value.

      We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

      In December 2001, we instituted litigation against Photonic Sensors, Inc., a Georgia corporation, alleging breach of contract in connection with a certain License and Development Agreement entered into with Photonic. Concurrently with the execution of the License and Development Agreement, we entered into an agreement whereby we invested $500,000 in Photonic in exchange for preferred shares of Photonic. The preferred shares carry a liquidation preference giving us priority over distributions to Photonic shareholders. On March 21, 2002, we received a letter from Photonic requesting permission to sell certain of its assets, including computer equipment subject to discovery in the litigation. The letter further noted that Photonic had found it necessary to cease operations and close its offices. Other than the foregoing letter, we have no notice of Photonic’s current or impending insolvency and have not been able to obtain any financial information to verify the value, if any, of our interest in Photonic. If we are able to obtain information that shows the value of our investment in Photonic has been impaired, we will be required to write down part or all of the Photonic investment on our financial statements.

      In 2001, as a result of our restructuring initiatives, we determined that goodwill related to certain past acquisitions was impaired and recorded an adjustment of approximately $266,000 to reduce these assets to their estimated fair value. We also determined that one of our key license agreements was substantially impaired due to certain U.S. District Court summary judgment rulings determining that key patents or claims subject to the agreement were invalid and substantial changes in market conditions with respect to the revenue and profit expectations of certain products produced under the agreement. As a result of the impairments, we have taken a write-down on certain unamortized license fees of approximately $4.0 million to reduce this asset to its estimated fair value. These write-downs are included in restructuring and other unusual charges in the accompanying consolidated statements of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. Genomic Solutions has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

Results of Operations

Years ended December 31, 2001 and 2000

      Revenue decreased $2.2 million, or 12%, to $16.8 million in 2001 from $19.1 million in 2000. The decrease in total revenue was due to a $3.2 million decline in instrumentation sales to $14.5 million in 2001 from $17.7 million in 2000. Revenue increased $1.3 million, or 19% in the United States, and decreased $3.5 million, or 29%, in international markets. During 2001, PerkinElmer was our exclusive distributor in international markets with the exception of Japan, where revenues decreased $1.6 million, or 34%. Management believes that on an aggregate level this international revenue decrease is attributable to (1) market shifts in the genomic area discussed below; (2) differences, including litigation, with our distribution partner, PerkinElmer, all of which have been satisfactorily resolved; (3) a shortfall in expected PerkinElmer revenue because of PerkinElmer’s internal reorganization; and (4) general global economic conditions which have resulted in a slowdown or postponement of large capital equipment purchases. With respect to PerkinElmer, management believes that PerkinElmer will remain an important and productive distribution partner and that the revised distribution relationship with PerkinElmer that converts PerkinElmer to a non-exclusive distributor is beneficial for both companies. Our revised distribution relationship with PerkinElmer allows us to retain the benefits of PerkinElmer’s world-wide distribution force in 2002 while pursing alternative distribution channels to supplement PerkinElmer’s efforts in various foreign markets.

      The largest area of our revenue decline was in sales of our genomic instrumentation. Sales of our genomic instruments decreased by $3.4 million in 2001 to $7.6 million in 2001 from $11 million in 2000. The revenue decline is attributable primarily to a 31% decrease in sales of our GeneTacTM G3 Library Management System to 31 units sold in 2001 from 45 units sold in 2000. We believe the decrease in G3 sales is the result of two factors: (i) a significant reduction in demand for instrumentation to “feed” high throughput DNA sequencers with the completion of the Human Genome Project; and (ii) a shift from using self-manufactured cDNA libraries for DNA microarray production to printing arrays using purchased cDNA libraries or oligonucleotides. We expect G3 sales to remain flat or decrease in 2002, particularly in the United States. However, we believe the genomic market, including DNA microarray system sales, will continue to grow and represent a significant portion of our sales. We intend to pursue these market opportunities by increasing our emphasis on pre-printed microarrays, focusing on sales of smaller benchtop arrayers, including the microarray product line obtained in the Cartesian Technologies acquisition, and through new and improved products, such as the Hyb4TM hybridization station and UC-4TM scanner.

      Revenue from sales of our proteomic instrumentation was down $197,000 in 2001 to $5.9 million compared to $6.1 million in 2000. Despite this decline, we believe that the proteteomics market will continue to grow, and that our new products, like the ProPrepTM automated digestion and spotting system, and our exclusive license of Proteometrics, LLC software will allow us to expand our market share in the proteomics area. The balance of our instrumentation revenue was from sales of our products for documenting and analyzing one-dimensional separations of DNA, which were discontinued in 2000 in all markets except Japan, and which were flat in 2001 compared to 2000. The revenue decreases described above were partially offset by an increase in our consumables and services revenue. Revenue from consumables and services increased approximately $944,000, or 69%, to $2.3 million in 2001 from $1.4 million in 2000. Our 2001 revenue also included $384,000 in instrumentation sales of our high throughput screening products acquired from Cartesian Technologies. Cartesian’s revenue represented less than one month’s revenue and we expect that sales of products acquired through our Cartesian acquisition will represent a material portion of our 2002 sales.

Cost of revenue

      Cost of revenue increased $2.4 million, or 26%, to $11.8 million in 2001 from $9.4 million in 2000. Cost of revenue in 2001 included a charge for $1.2 million due to the disposal and markdown of inventory in connection with our restructuring plan initiated in September 2001. The increase in our cost of revenue was also due to increased spending on product support and technicians which included employing an average of 46 production and assembly personnel in 2001 as compared to an average of 35 employees in 2000. Additionally, cost of revenue increased due to increased facilities costs as a result of operating for a full year in 2001 within our expanded robotic and fluidic handling production facility in Huntingdon, England. The number of employees involved in our manufacturing operations following both our restructuring initiative announced in September 2001 and the employees that joined us in connection with the acquisition of Cartesian Technologies in December 2001 was 49 at December 31, 2001.

Selling, general and administrative expenses

      Selling, general and administrative expenses increased $2.2 million, or 19%, to $14.1 million in 2001 from $11.9 million in 2000. Of this increase, approximately $740,000 was attributable to increased professional, legal and litigation expenses incurred primarily as a result of business development activities including the acquisition of Cartesian Technologies Inc. and settlement of the PerkinElmer, Inc. lawsuit, approximately $297,000 was due to salaries and other employee-related costs as a result of employing an average of 76 sales, marketing and administrative personnel during 2001 compared to an average of 69 employees in 2000, approximately $280,000 was attributable to increased advertising and promotional activities, approximately $149,000 was due to director and officer insurance premiums for the period from May 2001 to December 2001, approximately $229,000 was attributable to an increase in our reserve for bad debts, approximately $64,000 was due to an increase in outside consulting services and the remaining approximately $458,000 was attributable to increased office and communication expenses and depreciation expense associated primarily with the additional personnel. At December 31, 2001, following our restructuring plan and the acquisition of Cartesian Technologies, we had 72 employees engaged in sales, marketing and administration.

Research and development expenses

      Research and development expenses increased $1.2 million, or 21%, to $6.8 million in 2001 compared to $5.6 million in 2000. The majority of this increase, approximately $889,000 was due to an increase in outside consulting services, patent costs, and license and development fees associated with various agreements entered into by the Company in the most recent twelve months. The increase in development spending was also due to approximately $252,000 in salaries and other employee related costs as a result of employing an average of 44 research and development personnel during 2001 compared to an average of 37 in 2000. The remaining approximately $59,000 was attributable to increased office expenses associated with the additional personnel. At December 31, 2001, following our restructuring and the acquisition of Cartesian Technologies, we had 35 employees engaged in research and development.

Restructuring and other unusual charges

      In September 2001, we announced a restructuring of our operations to implement significant cost savings and to accelerate our plan to achieve profitability. As part of the restructuring, we have closed our Lansing, Michigan manufacturing facility and relocated those operations to our headquarters in Ann Arbor. The restructuring reduced our workforce in the United States and the United Kingdom by approximately 25%. Also as part of our restructuring, we sold certain assets used in connection with our proteomic contract research services business to Proteomic Research Services, Inc., a newly formed company owned and controlled by former employees of our company who were actively involved in providing proteomic-related services. We own 19.9% of Proteomic Research Services and have agreed to contract with it for assistance with certain proteomic projects. In return, Proteomic Research Services has agreed to purchase our instruments and consumables to the extent such items are required in connection with its operations.

      In September 2001, we recorded $2.7 million in restructuring charges and $1.2 million in inventory impairment charges related to these initiatives. The restructuring charge of $2.7 million consists of $637,000 for the impairment of certain long-lived assets, $917,000 for the loss on disposal and sale of certain fixed assets, $688,000 for employee termination benefits for 50 employees, and $488,000 for exit costs associated with closing our Lansing, Michigan and San Diego, California facilities. As of December 31, 2001, we have terminated 45 employees and paid out $312,000 in termination benefits. There have been no lease cancellation costs paid out to date. All restructuring activities were completed by January 31, 2002. At December 31, 2001, the remaining balance of the restructuring reserve totaled $860,000 and is included in accrued liabilities in our consolidated balance sheet.

      The inventory impairment charge of $1.2 million relates to the write-down of inventories related to discontinuing the manufacture of certain products. This charge is included as a separate component of cost of revenue in our consolidated statements of operations.

      In December 2001, we also recorded certain non-cash unusual charges of $4.2 million for the write-off of in-process research and development acquired from Cartesian Technologies, Inc. In addition, as a result of the impairment of certain long-lived assets, we have taken a write-down on certain unamortized license fees of approximately $4.0 million to reduce this asset to its estimated fair value as more fully disclosed under “Critical Accounting Policies.”

      In May 2000, we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic services and chemical production facility located in Chelmsford, Massachusetts. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. The restructuring reserve was fully utilized in 2000 and there was no remaining balance at December 31, 2000.

Interest expense

      Interest expense decreased $2.4 million in 2001 to $207,000 from $2.6 million in 2000. This decrease was primarily due to the repayment on June 9, 2000 of $6.0 million of subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999 as well as the reduction in our average borrowings under our commercial bank borrowing facility. The $207,000 of interest in 2001 represents interest incurred on borrowings under our commercial bank borrowing facility and under capital leases of fixed assets.

      Interest expense in 2000 includes amortization expense of approximately $965,000 related to the discount recorded on the subordinated notes. The discount was being amortized over the period from the date of issuance to April 2000. In March and April 2000, we amended the note agreements with the subordinated debt holders to change the acceleration of the maturity date from the closing date of the initial public offering to the earlier to occur of a date one year from the closing of an initial public offering or the date on which our cash and cash equivalents fall below $50 million. We retained the right to prepay these notes at any time. We accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of approximately $1.1 million in March 2000. The extraordinary loss represents the difference between the carrying value of the original subordinated notes less the related unamortized debt issuance costs at March 24, 2000 and the estimated fair value of the new subordinated notes. The effective interest rate was 53.0% and 154.1% for the subordinated notes issued in April 1999 and October 1999, respectively, calculated based on an expected maturity date of April 2000. The effective interest rate on the new subordinated notes was 8.75%.

Interest income

      Interest income decreased $1.6 million to $1.1 million in 2001 from $2.7 million in 2000. The decrease is due to lower average cash and cash equivalent balances and lower interest rates in 2001.

Other income

      Other income, net of other expense, decreased $720,000 to net expense of $220,000 in 2001 from net income of approximately $500,000 in 2000. This decrease is primarily due to certain nonrecurring transactions incurred in 2000 which included the $382,000 gain on sale of all our product and intellectual property rights to the mass spectrometer developed by us in collaboration with HD Technologies and the $282,000 gain on the sale of our 30% ownership interest in HD Technologies recognized in January 2000.

Benefit from income taxes

      We incurred net operating losses in 2001 and 2000, and consequently, we did not pay any federal income taxes. At December 31, 2001, we have available net operating loss carryforwards of approximately $42.9 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2021. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. See Note 10 of Notes to Consolidated Financial Statements.

Years ended December 31, 2000 and 1999

Revenue

      Revenue increased $7.0 million, or 58%, to $19.1 million in 2000 from $12.1 million in 1999. This increase in revenue was due primarily to $6.9 million from sales of DNA microarray and proteomic systems. New product sales consisted of $3.8 million from our GeneTAC™ Biochip System, which includes the G3 Library Management Tool, GeneTAC™ Hybridization Station and GeneTAC™ LS4 Biochip Analyzer, and $3.1 million from our Investigator™ Proteomic System, which was first shipped in June 1999. Increased sales of these products offset the $245,000 revenue decline associated with our products for documenting and analyzing one-dimensional separations of DNA and proteins, which were discontinued in all markets except Japan. The remainder of our 2000 revenues was attributable to services and consumables.

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

Restructuring charge

      In May 2000, we recorded a restructuring charge to operations of $600,000 in connection with the closing of our proteomic services and chemical production facility located in Chelmsford, Massachusetts. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. The restructuring reserve was fully utilized in 2000 and there was no remaining balance at December 31, 2000.

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

      Interest expense in 2000 includes amortization expense of approximately $965,000 related to the discount recorded on the subordinated notes. The discount was being amortized over the period from the date of issuance to April 2000. In March and April 2000, we amended the note agreements with the subordinated debt holders to change the acceleration of the maturity date from the closing date of the initial public offering to the earlier to occur of a date one year from the closing of an initial public offering or the date on which our cash and cash equivalents fall below $50 million. We retained the right to prepay these notes at any time. We accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of approximately $1.1 million in March 2000. The extraordinary loss represents the difference between the carrying value of the original subordinated notes less the related unamortized debt issuance costs at March 24, 2000 and the estimated fair value of the new subordinated notes. The effective interest rate was 53.0% and 154.1% for the subordinated notes issued in April 1999 and October 1999, respectively, calculated based on an expected maturity date of April 2000. The effective interest rate on the new subordinated notes was 8.75%.

      We repaid the $6 million of subordinated notes issued in April 1999 and $3.5 million of subordinated notes issued in October 1999 in their entirety on June 9, 2000.

Interest income

      Interest income increased $2.6 million in 2000 to $2.7 million from $111,000 in 1999. Interest income increased due to higher average cash and cash equivalent balances in 2000, resulting primarily from the investment of the net proceeds from our initial public offering which closed on May 10, 2000, and $8 million in gross proceeds from the sale of preferred stock to PerkinElmer in January 2000.

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

      The effect of adopting SFAS No. 142 in our fiscal year beginning January 1, 2002 on the related goodwill and intangible assets acquired in connection with our acquisition of Cartesian Technologies Inc. in December 2001 will be to reduce operating expenses by approximately $284,000 per quarter in 2002 or approximately $1.2 million for the year.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

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

Liquidity and Capital Resources

      At December 31, 2001 our cash and cash equivalents totaled $13.1 million compared to $40.2 million at December 31, 2000. As detailed below, the $27.1 million decrease in cash and cash equivalents in 2001 is principally due to $14 million net cash used in operating activities during the current year, $5.5 million used to repurchase our stock from PerkinElmer, Inc. which resulted in the relinquishment of its call right on our stock, $3.5 million in license fee payments for certain genomic technologies, $2.6 million in connection with the acquisition of Cartesian Technologies, Inc., $2 million in fixed asset equipment additions primarily for the purchase of laboratory equipment, $550,000 investment in various development projects including agreements with NuTec Sciences, Inc., Proteometrics, Inc., University of Louisville Research Foundation and Photonic Sensors, and $1.9 million cash used in repayment of capital lease obligations of fixed assets. We borrowed $2.5 million under our bank line of credit borrowing facility and received $108,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by employees during 2001. The remaining approximately $300,000 increase in cash is due to changes in exchange rates.

      We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses, debt obligations and capital requirements for the reporting period ending December 31, 2002. Our primary sources of liquidity include our cash balances and our future operating cash flows. Management’s goal is to achieve positive operating cash flows sometime during 2002. Our ability to achieve this goal depends upon several factors including the following: (i) the cost savings from our restructuring initiatives put in place in late 2001; (ii) our success in expanding our direct sales force and building our distributor base to supplement PerkinElmer’s sales efforts; (iii) our ability to efficiently manage our working capital; and (iv) achieving our anticipated growth in revenue derived not only from the sales of the Company’s genomic and proteomic product offerings but also from sales of our high throughput screening and dispensing instrumentation acquired in December 2001 with the acquisition of Cartesian Technologies, Inc. and sales of our protein analysis software subject to our exclusive license with Proteometrics, LLC.

      Our expected revenue growth is dependent on many factors beyond our control, including factors discussed in the risk factors section of this Form 10-K, and we may not realize our revenue growth and we may become profitable at a different time or we may never become profitable. Given the recent economic downturn, customers may delay or rethink large capital equipment purchases and budgets, making forecasting more difficult. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. These and other factors, some of which are beyond our control, will determine when and how much funds we will need, and we may need funds sooner than currently anticipated. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities, to expand our sales and marketing capabilities or to fund unanticipated expenses. Even if we have sufficient funds for our operating plans, we may choose to raise additional capital due to market conditions or strategic considerations. We may seek funding through public or private equity offerings, debt financing or additional collaborations. We cannot assure you that additional financing will be available on favorable terms, if at all.

      Cash used in operating activities, which includes changes in working capital, during 2001 was $14 million compared with $11.1 million for the same period in 2000. Cash used in operations during 2001 consisted primarily of our net loss of $26.1 million which included $14.4 million in total non-cash charges. These non-cash charges consisted of $4.2 million for the write-off of in-process research and development acquired from Cartesian Technologies, Inc., $4 million for the impairment of certain long lived assets, $2.7 million in restructuring charges, $1.2 million in inventory impairment charges related to the restructuring initiatives, $1.8 million for depreciation and amortization expense, $463,000 for amortization of capitalized license fees, and $80,000 in other non-cash charges. The use of cash in operating activities in 2001 was also due to an increase of $3.1 million in inventory, consisting primarily of increases in raw material and finished goods stock of our genomic and proteomic instrumentation. The use of cash in operating activities in 2001 was impacted by a decrease of $2.1 million in accounts payable and accrued liabilities. The decrease in accounts payable was due to a decrease in inventory receipts during the last two months of 2001 compared to the same period in 2000. The decline in inventory receipts was a result of the decline in revenue in the fourth quarter of 2001 as compared to the same period in 2000. The decrease in accrued liabilities is due to decreases in accrued bonus and accrued commissions also caused by the decline in revenue in 2001 as compared to 2000 and to a decrease in accrued taxes. In 2000 taxes were accrued on the $282,000 gain on sale of investment in HD Technologies and the $382,000 gain on sale of assets. Cash used in operating activities in 2001 was partially offset by a $2.6 million decrease in accounts receivable due to improved collections and lower sales during the last six months of 2001 compared to the same period in 2000, and a $211,000 decrease in prepaid expenses and other current assets.

      Cash used in operations during 2000 totaled $11.1 million primarily due to our net loss of $8.9 million which included total non-cash charges of $3.6 million. These non-cash charges consisted of $1.3 million for depreciation and amortization expense, $1.1 million for extraordinary loss on extinguishment of debt, $965,000 for amortization of discount on subordinated notes with warrants, $600,000 for restructuring charges, $208,000 for stock issued in lieu of interest, $77,000 in other non-cash charges, and non-cash gains of $282,000 for gain on sale of investment in HD Technologies and $382,000 for gain on sale of assets. The use of cash in operating activities in 2000 was also due cash used to fund $5.8 million in additional working capital which included increases of $4.2 million in accounts receivable, $2.4 million in inventories to accommodate increased sales and $817,000 in prepaid expenses and other, partially offset by $1.6 million increase in accounts payable and accrued liabilities due primarily to increases in cost of revenue and total operating expenses.

      Our investing activities for 2001 used cash of $8.6 million compared with $1.0 million used in 2000. Cash used in investing activities during 2001 was attributable to $3.5 million in license fee payments for certain genomic technologies, $2.6 million used to acquire Cartesian Technologies, Inc., $2 million in fixed asset equipment additions primarily for the purchase of laboratory equipment, $550,000 investment in various development projects including agreements with NuTec Sciences, Inc., Proteometrics, Inc., University of Louisville Research Foundation and Photonic Sensors.

      In 2000 cash used in investing activities was attributable to $1.7 million in fixed asset expenditures primarily for laboratory equipment and $103,000 for other assets, partially offset by receiving approximately $575,000 in cash from the sale of our 30% ownership interest in HD Technologies and $168,000 from the sale of assets.

      Net cash used in financing activities in 2001 was $4.8 million compared with net cash provided by financing activities of $50.9 million in 2000. Cash used in financing activities in 2001 was primarily due to repurchase our stock from PerkinElmer, Inc., which resulted in the relinquishment of its call right on our stock, and the repayment of long-term debt related to our capital fixed assets leased lines of credit of $1.9 million. The cash used in financing activities in 2001 was partially offset by the receipt of $2.5 million in borrowings under our primary bank line of credit and receipt of $108,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by our employees.

      In 2000 cash provided by financing activities included the receipt of $55.1 million in net proceeds, after deducting underwriters discounts and commissions and other offering expenses, from the sale of callable common stock in our initial public offering, receipt of $7.4 million in net proceeds from the sale of preferred stock in January 2000, receipt of $266,000 from the issuance of callable common stock to employees under the employee stock purchase plan and upon the exercise of vested stock options, and from the receipt of $113,000 from the sale of assets under a sale-leaseback transaction. Financing activities for 2000 also included the repayment on June 9, 2000 of $6.0 million subordinated notes with warrants issued in April 1999 and $3.5 million of subordinated notes with warrants issued in October 1999, the repayment of other debt of $2.5 million.

      In June 2001, we amended our primary bank line-of-credit agreement to provide for borrowings up to $2.5 million through June 2002. As of December 31, 2001, there were outstanding borrowings of $2.5 million under this line of credit, which were subsequently repaid. The average borrowings outstanding under this line of credit during the fourth quarter ended December 31, 2001 was approximately $30,000. The Company from time to time draws on this line of credit to fund its short term working capital needs. Management believes it has the ability to extend this line of credit and has the working capital capacity to support the current borrowing level.

      Working capital decreased $28.2 million to $15.8 million at December 31, 2001 from $44.0 million at December 31, 2000. The decrease in working capital is primarily due to the $27.1 million decrease in cash. Also contributing to the decline in working capital are decreases of $2.3 million in accounts receivable and $166,000 in prepaid expenses and other current assets, and increases of $1.8 million in borrowings under our primary bank line of credit, and $739,000 in accounts payable and other current liabilities. The decrease in working capital was partially offset by a $3.9 million increase in inventory.

      As of December 31, 2001, we had an aggregate $123,000 in future contractual obligations of principle payments under certain capital fixed asset leases and other long-term debt, of which $57,000 is to be paid within the next twelve months. In addition to our short-term borrowings and capital leases, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2001:

		Payments Due By Period,

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years

	(In thousands)
Contractual Obligations:
Short-term borrowings	$2,500	$2,500	$—	$—	$—
Capital lease obligations	153	85	68	—	—
Operating leases	1,719	822	833	64	—

Total contractual cash obligations	$4,372	$3,407	$901	$64	$—

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

      The primary objective of our investment activities is to preserve capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain our cash and cash equivalents in money market funds. The average duration of all our investments in 2001 was less than 90 days. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2001.

Foreign currency rate fluctuations

      The local currency for our subsidiary in the United Kingdom is the British pound sterling and the local currency for our subsidiary in Japan is the Japanese yen. We have converted the British pound sterling and the Japanese yen to the U.S. dollar using the exchange rate in effect at the balance sheet date and have used the average exchange rate for the period for income statement items. The effects of conversion are recorded as a separate component of stockholders’ equity. Our agreement with PerkinElmer requires payment in U.S. currency. As a result, only business in the United Kingdom and Japan by our subsidiaries is conducted in foreign currencies. Exchange gains and losses are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our foreign subsidiaries or customers. The net tangible assets of our British subsidiary, were approximately $7.8 million at December 31, 2001. A hypothetical 10% decrease in the value of the British pound sterling relative to the U.S. dollar would result in an unrealized foreign exchange translation loss of approximately $781,000. The net tangible liabilities of our Japanese subsidiary were approximately $213,000 at December 31, 2001. A hypothetical 10% increase in the value of the Japanese yen relative to the U.S. dollar would result in an unrealized foreign exchange translation loss of approximately $21,000.

      Foreign currency transaction gain (loss) resulting from product and service sales in foreign denominated currencies total approximately $(257,000), $(82,000), and $113,000 in fiscal 2001, 2000 and 1999.

Inflation

      We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The information required by Items 10, 11, 12 and 13 will be included in our proxy statement for our Annual Meeting of Shareholders to be held in 2002, and is incorporated herein by reference.

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

      (b) Reports on Form 8-K

      We filed reports on Form 8-K during the fourth quarter December 31, 2001 dated October 2, 2001 and December 21, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002

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

Name	Title	Date

/s/ JEFFREY S. WILLIAMS Jeffrey S. Williams	President, Chief Executive Officer and Director	March 28, 2002

/s/ ROBERT G. SHEPLER Robert G. Shepler	Chairman of the Board of Directors	March 28, 2002

/s/ J. MATTHEW MACKOWSKI J. Matthew Mackowski	Director	March 28, 2002

/s/ DANIEL J. MITCHELL Daniel J. Mitchell	Director	March 28, 2002

/s/ DAMION E. WICKER, M.D. Damion E. Wicker, M.D.	Director	March 28, 2002

/s/ THOMAS C. TISONE Thomas C. Tisone, Ph.D.	Director	March 28, 2002

GENOMIC SOLUTIONS INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENOMIC SOLUTIONS INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Genomic Solutions Inc.:

      We have audited the accompanying consolidated balance sheets of GENOMIC SOLUTIONS INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genomic Solutions Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Detroit, Michigan,

February 13, 2002 (except with respect
to the matter discussed in Note 16,
as to which the date is March 21, 2002)

GENOMIC SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(In thousands, except
	per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$13,097	$40,159
Accounts receivable, net	5,466	7,788
Inventories	9,622	5,734
Prepaid expenses and other	948	1,114

Total current assets	29,133	54,795
Property and equipment, net	3,261	4,735
Goodwill, net	9,578	954
Intangible assets, net	4,217	4,524
Other assets	1,735	216

Total assets	$47,924	$65,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$2,500	$—
Current portion of long-term debt	57	754
Accounts payable	5,213	3,711
Accrued liabilities	4,755	6,067
Deferred revenue	842	293

Total current liabilities	13,367	10,825

Long-Term Liabilities:
Long-term debt, less current portion	66	1,202
Other long-term liabilities	52	1,208

Total long-term liabilities	118	2,410

Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; zero shares issued and outstanding	—	—
Callable common stock, $0.001 par value; 40,000 shares authorized; zero and 23,758 shares issued and outstanding at December 31, 2001 and 2000, respectively	—	24
Common stock, $0.001 par value; 40,000 shares authorized; 31,154 and 1,270 shares issued and outstanding at December 31, 2001 and 2000, respectively	31	1
Additional paid-in capital	103,045	94,317
Notes receivable	(137)	(129)
Deferred compensation related to stock options	(72)	(98)
Retained deficit	(68,055)	(41,955)
Accumulated other comprehensive loss	(373)	(171)

Total stockholders’ equity	34,439	51,989

Total liabilities and stockholders’ equity	$47,924	$65,224

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenue:
Product revenue	$15,523	$18,215	$11,282
Service revenue	1,317	862	810

Total revenue	16,840	19,077	12,092

Cost of Revenue:
Cost of product revenue	10,186	8,972	6,570
Cost of service revenue	426	402	420
Impairment of inventory	1,180	—	—

Total cost of revenue	11,792	9,374	6,990

Gross profit	5,048	9,703	5,102

Operating Expenses:
Selling, general and administrative	14,136	11,919	8,652
Research and development	6,797	5,596	4,830
Restructuring and other unusual charges	10,936	600	438

Total operating expenses	31,869	18,115	13,920

Loss from operations	(26,821)	(8,412)	(8,818)

Other Income (Expense):
Interest expense	(207)	(2,599)	(2,476)
Interest income	1,148	2,657	111
Gain on sale of investment	—	282	—
Gain on sale of assets	—	382	—
Other expense, net	(220)	(164)	41

Total other income (expense)	721	558	(2,324)

Loss before taxes and extraordinary items	(26,100)	(7,854)	(11,142)
Benefit for Income Taxes	—	—	—

Loss before extraordinary items	(26,100)	(7,854)	(11,142)
Extraordinary Loss, net of $0 tax expense	—	(1,050)	—

Net Loss	(26,100)	(8,904)	(11,142)
Non-cash common stock warrant benefit (charge)	—	1,059	(3,861)
Deemed dividend upon issuance to and subsequent repurchase of stock from PerkinElmer, Inc.	(2,811)	(8,000)	—

Net loss attributable to common stockholders	$(28,911)	$(15,845)	$(15,003)

Net Loss Per Share, Basic and Diluted:
Loss per share before extraordinary items	$(1.05)	$(0.45)	$(3.75)
Loss per share from extraordinary items	—	(0.06)	—

Net loss per share	(1.05)	(0.51)	(3.75)
Income (loss) per share from non-cash common stock warrant benefit (charge)	—	0.06	(1.30)
Loss per share from deemed dividend	(0.12)	(0.45)	—

Loss per share attributable to common stockholders	$(1.17)	$(0.90)	$(5.04)

Weighted average common shares	24,791	17,526	2,974

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible		Callable Common
	Preferred Stock		Stock		Common Stock		Additional
							Paid-In	Notes
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable

	(in thousands)
Balance — December 31, 1998	6,901	$7	2,919	$3	—	$—	$16,524	$(47)
Callable common stock issued in exchange for services	—	—	1	—	—	—	1	—
Interest income on notes receivable	—	—	—	—	—	—	—	(6)
Callable common stock issued upon exercise of stock options	—	—	87	—	—	—	9	—
Callable common stock issued as payment for interest on subordinated debt	—	—	48	—	—	—	238	—
Deferred compensation on stock options granted	—	—	—	—	—	—	129	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Prepaid stock issuance expenses	—	—	—	—		—	(69)	—
Accretion of redemption price of common stock warrants	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—

Comprehensive loss
Balance — December 31, 1999	6,901	7	3,055	3		—	16,832	(53)
Series P preferred stock issued for cash	1,270	1	—	—	—	—	7,441	—
Deemed dividend related to beneficial conversion feature on Series P preferred stock	—	—	—	—	—	—	8,000	—
Interest income on notes receivable	—	—	—	—	—	—	—	(7)
Callable common stock issued in employee stock purchase plan	—	—	5	—	—	—	32	—
Callable common stock issued upon exercise of stock options	—	—	907	1	—	—	302	(69)
Callable common stock issued as payment for interest on subordinated debt	—	—	43	—	—	—	208	—
Callable common stock issued in initial public offering	—	—	7,660	8	—	—	55,125	—
Automatic conversion of preferred stock and warrants into callable common stock	(6,901)	(7)	12,088	12	—	—	6,377	—
Automatic conversion of series P preferred stock into common stock	(1,270)	(1)	—	—	1,270	1	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Decretion of redemption price of common stock warrants	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—

Comprehensive loss

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred		Accumulated
	Compensation		Other
	Related To		Comprehensive
	Stock	Retained	Income		Comprehensive
	Options	Deficit	(Loss)	Total	Loss

	(in thousands)
Balance — December 31, 1998	$—	$(11,107)	$105	$5,485
Callable common stock issued in exchange for services	—	—	—	1
Interest income on notes receivable	—	—	—	(6)
Callable common stock issued upon exercise of stock options	—	—	—	9
Callable common stock issued as payment for interest on subordinated debt	—	—	—	238
Deferred compensation on stock options granted	(129)	—	—	—
Amortization of deferred compensation	5	—	—	5
Prepaid stock issuance expenses	—	—	—	(69)
Accretion of redemption price of common stock warrants	—	(3,861)	—	(3,861)
Net loss	—	(11,142)	—	(11,142)	$(11,142)
Foreign currency translation adjustment	—	—	(41)	(41)	(41)

Comprehensive loss					$(11,183)

Balance — December 31, 1999	(124)	(26,110)	64	(9,381)
Series P preferred stock issued for cash	—	—	—	7,442
Deemed dividend related to beneficial conversion feature on Series P preferred stock	—	(8,000)	—	—
Interest income on notes receivable	—	—	—	(7)
Callable common stock issued in employee stock purchase plan	—	—	—	32
Callable common stock issued upon exercise of stock options	—	—	—	234
Callable common stock issued as payment for interest on subordinated debt	—	—	—	208
Callable common stock issued in initial public offering	—	—	—	55,133
Automatic conversion of preferred stock and warrants into callable common stock	—	—	—	6,382
Automatic conversion of series P preferred stock into common stock	—	—	—	—
Amortization of deferred compensation	26	—	—	26
Decretion of redemption price of common stock warrants	—	1,059	—	1,059
Net loss	—	(8,904)	—	(8,904)	$(8,904)
Foreign currency translation adjustment	—	—	(235)	(235)	(235)

Comprehensive loss					$(9,139)

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible		Callable Common
	Preferred Stock		Stock		Common Stock		Additional
							Paid-In	Notes
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable

	(in thousands)
Balance — December 31, 2000	—	—	23,758	24	1,270	1	94,317	(129)
Interest income on notes receivable	—	—	—	—	—	—	—	(8)
Common stock issued in employee stock purchase plan	—	—	—	—	16	—	49	—
Callable common stock issued upon exercise of stock options	—	—	123	—	—	—	33	—
Common stock issued upon exercise of stock options	—	—	—	—	38	—	26	—
Adjustment of callable common stock issued as payment for interest on subordinated debt	—	—	(8)	—	—	—	(36)	—
Repurchase of stock from PerkinElmer, Inc.	—	—	—	—	(873)	(1)	(5,499)	—
Automatic conversion of callable common stock to common stock	—	—	(23,873)	(24)	23,873	24	—	—
Common stock issued in settlement of lawsuit	—	—	—	—	29	—	55	—
Common stock issued in connection with acquisition	—	—	—	—	6,801	7	14,100	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—

Comprehensive loss
Balance — December 31, 2001	—	$—		$—	31,154	31	$103,045	$(137)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred		Accumulated
	Compensation		Other
	Related To		Comprehensive
	Stock	Retained	Income		Comprehensive
	Options	Deficit	(Loss)	Total	Loss

	(in thousands)
Balance — December 31, 2000	(98)	(41,955)	(171)	51,989
Interest income on notes receivable	—	—	—	(8)
Common stock issued in employee stock purchase plan	—	—	—	49
Callable common stock issued upon exercise of stock options	—	—	—	33
Common stock issued upon exercise of stock options	—	—	—	26
Adjustment of callable common stock issued as payment for interest on subordinated debt	—	—	—	(36)
Repurchase of stock from PerkinElmer, Inc.	—	—	—	(5,500)
Automatic conversion of callable common stock to common stock	—	—	—	—
Common stock issued in settlement of lawsuit	—	—	—	55
Common stock issued in connection with acquisition	—	—	—	14,107
Amortization of deferred compensation	26	—	—	26
Net loss	—	(26,100)	—	(26,100)	$(26,100)
Foreign currency translation adjustment	—	—	(202)	(202)	(202)

Comprehensive loss					$(26,302)

Balance — December 31, 2001	$(72)	$(68,055)	$(373)	$34,439

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2001	2000	1999

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(26,100)	$(8,904)	$(11,142)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	2,325	1,351	1,239
Amortization of discount on subordinated debt	—	965	1,606
Restructuring and other unusual charges	12,116	600	438
Callable common stock issued in lieu of interest	—	208	238
Extraordinary loss	—	1,050	—
Gain on sale of investment	—	(282)	—
Gain on sale of assets	—	(382)	—
Other	54	51	(2)
Increase (decrease) in cash resulting from changes in assets and liabilities, net of acquisitions —
Accounts receivable, net	2,649	(4,157)	(2,376)
Inventories	(3,143)	(2,409)	(787)
Prepaid expenses and other	211	(817)	371
Accounts payable	(1,263)	1,565	309
Accrued liabilities	(804)	(81)	524
Deferred revenue	(5)	106	58

Net cash used in operating activities	(13,960)	(11,136)	(9,524)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,043)	(1,669)	(1,449)
Capitalized license fees	(3,465)	—	—
Acquisitions of stock of various companies	(3,086)	—	—
Increase in other assets	(40)	(103)	(340)
Proceeds from sale of investment	—	575	—
Proceeds from sale of property and equipment	37	168	—

Net cash used in investing activities	(8,597)	(1,029)	(1,789)

Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	2,500	(1,768)	(170)
Proceeds from issuance of common stock and callable common stock	108	55,399	8
Repayment of long-term debt	(1,888)	(758)	(538)
Repurchase of stock from PerkinElmer, Inc.	(5,500)	—	—
Proceeds from issuance of preferred stock	—	7,442	—
Borrowings under sale-leaseback transactions	—	113	1,140
Repayment of subordinated debt	—	(9,500)	—
Proceeds from issuance of subordinated debt and common stock warrants	—	—	9,500
Other financing activities	(8)	(7)	(75)

Net cash provided by (used in) financing activities	(4,788)	50,921	9,865

Effect of Exchange Rate Changes on Cash	283	75	(104)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,062)	38,831	(1,552)
Cash and Cash Equivalents — Beginning of Year	40,159	1,328	2,880

Cash and Cash Equivalents — End of Year	$13,097	$40,159	$1,328

Supplemental Disclosure of Cash Flow Activity:
Cash paid for interest	$226	$1,419	$631
Cash paid for income taxes	$71	$—	$—

Supplemental Disclosure of Non-Cash Activity:
Equipment purchased under capital lease obligations (see Note 16)	$—	$959	$1,561

Capitalized license fees not yet paid	$—	$4,525	$—

Issuance of common stock and options in connection with acquisition	$14,501	$—	$—

The accompanying notes are an integral part of these consolidated statements.

1. DESCRIPTION OF BUSINESS

      Genomic Solutions Inc. (“Genomic Solutions”) and its subsidiaries (collectively referred to as the “Company”) develop, manufacture and sell instruments, consumables and software for the life sciences research and drug discovery markets. The Company’s market focus is based on three key high growth areas: genomics, proteomics and high-throughput screening and dispensing systems. These areas comprise three of the major technologies used by researchers in studying disease and developing new drugs. The Company’s products are distributed and sold to pharmaceutical and biotechnology companies, government agencies, academic institutions and private research organizations throughout the world.

      As of December 31, 2001, the Company has operations in the United States, Japan and the United Kingdom. Genomic Solutions KK, a wholly-owned subsidiary of Genomic Solutions located in Tokyo, Japan, provides sales and technical support functions for the Japanese market. Genomic Solutions Ltd., a wholly-owned subsidiary of Genomic Solutions located in Huntingdon, England provides robot and fluid handling systems development and manufacturing as well as marketing, sales and support for the United Kingdom market. Cartesian Technologies, Inc. located in Irvine, California, provides genomic and high-throughput screening and dispensing systems development and manufacturing as well as marketing and sales support for the United States and United Kingdom markets.

      On May 10, 2000, the Company completed its initial public offering, raising net proceeds, after deducting underwriting discounts and commissions and other offering expenses, of approximately $55.1 million. All of the Company’s preferred stock was automatically converted to callable common stock or common stock (see Note 11) and all of the warrants issued in connection with the subordinated note agreements in April and October 1999 were either exercised or cancelled upon the completion of the initial public offering (see Note 9).

      As a result of the Company’s efforts in recent years to build its infrastructure and internal staffing, develop its systems and expand into new markets, the Company has experienced significant operating losses. As more fully discussed in Note 19, on September 7, 2001, the Company announced restructuring initiatives designed to lower its cost structure and achieve profitability in 2002. There can be no assurance that the Company’s revenues or customer base will grow, or that the Company will be able to achieve or sustain profitability or positive cash flow. The failure of the Company to achieve or sustain profitability or positive cash flow may result in the Company reducing the scope of its operations or anticipated expansion, which could adversely affect the Company’s business and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of Genomic Solutions and its subsidiaries, Genomic Solutions KK, Genomic Solutions Ltd. and Cartesian Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue

      Product revenue is derived from sales of genomic, proteomic and high-throughput screening and dispensing systems and consumables. Revenue from systems and consumable product sales, including revenues generated through distributors, is recognized when a customer contract is fully executed and the product is shipped. Title to the system passes to the customer and acceptance occurs upon shipment. There are no significant installation efforts required. Service revenue includes revenue from contract research services and service maintenance agreements. Revenue from contract research services is recognized as the services are performed on a time and materials basis. Revenue from service maintenance agreements is recognized on a straight-line basis over the period in which the services are provided.

Research and Development Expenses

      Research and development expenses include all employee payroll and related costs attributable to research and development activities and are expensed when incurred.

      The Company incurs software development costs for software to be imbedded in the Company’s instrumentation products. The Company accounts for these software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86. Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility of the software component (defined as a working program model) and completing research and development activities for the instrumentation component of the product. In 2001, 2000 and 1999, amounts that would have been capitalized under this statement were immaterial, and therefore no software development costs have been capitalized. The Company does not expect to capitalize any software development costs in future periods.

Foreign Currency Translation

      The financial position and results of operations of Genomic Solutions’ foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against a separate component of stockholders’ equity. Foreign currency translation gains and losses arising from cash transactions are credited or charged against current earnings. Foreign currency transaction gain (loss) totaled approximately $(257,000), $(82,000) and $113,000 in 2001, 2000 and 1999, respectively, and are included in other expense in the accompanying consolidated statements of operations.

Management Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of ninety days or less to be cash equivalents.

Accounts Receivable

      At December 31, 2001 and 2000, accounts receivable are stated net of an allowance for uncollectible accounts of approximately $455,000 and $226,000, respectively.

Inventories

      Inventories consist primarily of purchased parts and components and are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. We evaluate the adequacy of these reserves quarterly.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which generally range from three to five years.

Goodwill

      Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. At December 31, 2001 and 2000, accumulated amortization totaled $536,000 and $809,000, respectively. Amortization expense totaled approximately $318,000, $298,000 and $385,000 in 2001, 2000 and 1999, respectively, exclusive of write-downs.

License Fees

      From time to time, the Company enters into license agreements with third parties whereby the Company obtains the right to use certain technologies for certain periods of time. Under agreements entered into during 2000, the Company was required to pay initial, non-refundable fees of $4,525,000 and then pay royalties on certain product sales during the terms of the agreements (see Note 16). The initial, non-refundable fees have been capitalized as intangible assets and are amortized over the effective term of the agreements of between five and ten years. At December 31, 2001, accumulated amortization totaled approximately $4.5 million including the effect of the write-down of certain initial non-refundable fees as discussed below. Amortization expense totaled approximately $463,000 in 2001, exclusive of write-downs. At December 31, 2000, no amortized expense had been recognized. The initial, non-refundable fees are accrued in the accompanying consolidated balance sheets within current and long-term liabilities.

Impairment of Goodwill and Long-Lived Assets

      At each balance sheet date, the Company evaluates the carrying value of goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If evidence of a possible impairment exists as a result of this evaluation, the Company estimates the undiscounted future cash flows from the use of the asset and its eventual disposition and then compares this amount to the carrying value of the asset. If an impairment exists, the Company measures the impairment by estimating the present value of expected future cash flows and recording an adjustment to reduce the asset to its estimated fair value.

      In September 2001 as a result of the Company’s restructuring initiatives, the Company determined that goodwill related to certain past acquisitions was impaired and recorded an adjustment of approximately $266,000 to reduce these assets to their estimated fair value. In September 1999, the Company determined that goodwill related to a past acquisition was impaired and recorded an adjustment of approximately $438,000 to reduce this asset to its estimated fair value. These write-downs are included in restructuring and other unusual charges in the accompanying consolidated statements of operations.

      In December 2001, the Company determined that one of its key license agreements was substantially impaired due to certain U.S. District Court summary judgment rulings determining that key patents or claims subject to the agreement were invalid and substantial changes in market conditions with respect to the revenue and profit expectations of certain products produced under the agreement. As a result of the impairments, the Company has taken a write-down on certain unamortized license fees of approximately $4.0 million to reduce this asset to its estimated fair value. This write-down is included in restructuring and other unusual charges in the accompanying consolidated statements of operations.

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

Stock-Based Compensation

      The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to

Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the option grant over the amount the employee must pay to acquire the stock. In 1999, the Company recognized deferred compensation related to stock option grants (see Note 13). As supplemental information, the Company has provided pro forma disclosure of stock option activity in Note 13, in accordance with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

      The Company accounts for stock-based compensation to non-employees under SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18. Stock-based compensation related to options issued to non-employees is not material for any period presented.

Net Loss Per Share

      Basic and diluted net loss per share is computed by dividing the net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding. For the years 2001, 2000 and 1999, the effect of convertible preferred stock, stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was 2,412,292, 1,840,866 and 4,776,371 in 2001, 2000 and 1999, respectively.

      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Years ended December 31,

	2001	2000	1999

Net loss attributable to common stockholders	$(28,911)	$(15,845)	$(15,003)

Basic and diluted — weighted average common shares outstanding	24,791	17,526	2,974

Net loss per share attributable to common stockholders	$(1.17)	$(0.90)	$(5.04)

Fair Value of Financial Instruments

      The carrying values of the Company’s accounts receivable, lines of credit, and accounts payable approximate fair value due to the short maturities of these instruments. Management’s estimate of the fair value of notes payable and the note receivable is determined by reference to various market data for comparable financial instruments, requires considerable judgment by management, and are not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value of these financial instruments approximate their recorded values for all periods presented. It is not practicable to estimate the fair value of the Company’s capital lease obligations.

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

Recent Accounting Pronouncements

      SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” were recently approved by the Financial Accounting Standards Board (“FASB”). These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and intangible assets with indefinite lives. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Total goodwill included in the Company’s financial statements was $9.6 million at December 31, 2001 and $954,000 at December 31, 2000. Goodwill amortization expense was $318,000 during 2001 and $298,000 during 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill and other intangible assets.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Genomic Solutions has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. Genomic Solutions has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

3. INVENTORIES

      Inventories consist primarily of purchased parts and components used to make instrumentation. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	At December 31,

	2001	2000

Raw materials	$3,908	$2,673
Work-in-process	2,077	764
Finished goods	3,637	2,297

	$9,622	$5,734

4. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):

	At December 31,

	2001	2000

Furniture and office equipment	$4,341	$5,761
Computer equipment	1,532	1,150

	5,873	6,911
Less — Accumulated depreciation	2,612	2,176

	$3,261	$4,735

      Property and equipment held under capital lease obligations totaled approximately $143,000 and $2.8 million at December 31, 2001 and 2000, respectively. The related accumulated depreciation totaled approximately $21,000 and $1.0 million at December 31, 2001 and 2000, respectively.

5. INVESTMENTS

      In May 2001, the Company purchased 463,500 shares of Series A Convertible Preferred Stock of Photonic Sensor Systems, Inc. for an aggregate purchase price of $500,000, representing a 3.4% interest in the company. The Company accounts for this investment under the cost method. As more particularly described in Footnote 16, the Company is in litigation with Photonic Sensor Systems, Inc. and no further investments by the Company will be made.

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

6. ACCRUED LIABILITIES

      Accrued liabilities consisted of the following (in thousands):

	At December 31,

	2001	2000

License fees	$1,125	$3,400
Restructuring	860	—
Compensation and related taxes	473	811
Other	2,297	1,856

	$4,755	$6,067

7. LINES OF CREDIT

      At December 31, 2001, the Company has a $2.5 million line-of-credit agreement (the “Primary Line of Credit”) with a bank, which provides for borrowings through June 2002. At December 31, 2001 and 2000, outstanding borrowings under this agreement totaled $2.5 million and $0, respectively. Outstanding borrowings bear interest at the bank’s prime interest rate (weighted-average rate of 6.5% and 9.5% in 2001 and 2000, respectively) and are payable on demand. The agreement contains various covenants which, among other requirements, establish minimum levels of working capital and tangible net worth that must be maintained by the Company.

      At December 31, 2001 and 2000, Genomic Solutions Ltd. has a line-of-credit agreement with a bank whereby it may borrow up to approximately $109,000. Outstanding borrowings are collateralized by a letter of credit issued by the Company and eligible accounts receivable, as defined and bear interest at 2.75% above the bank’s base rate. The interest rate at December 31, 2001 is 6.75%. At December 31, 2001 and 2000, no amounts were outstanding under this agreement. The current agreement expires May 27, 2002.

      At December 31, 2001, Cartesian Technologies, Inc. has a line-of-credit agreement with a bank whereby Cartesian Technologies, Inc. may borrow up to approximately $291,000. Outstanding borrowings are collateralized by eligible accounts receivable and inventories, as defined and bear interest at 2.5% above the bank’s base rate. The interest rate at December 31, 2001 is 6.5%. At December 31, 2001, no amounts were outstanding under this agreement. The current agreement expires April 2002.

8. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

	At December 31,

	2001	2000

Capital lease obligations, due in varying amounts with interest rates ranging from 18% to 36%, through July 2004 (see Note 16)	$123	$—
Capital lease obligations repaid in 2001	—	1,952
Notes payable by Genomic Solutions Ltd., repaid in 2001	—	4

	123	1,956
Less — Current portion	57	754

	$66	$1,202

      See Note 16 for future scheduled maturities of capital lease obligations.

9. SUBORDINATED DEBT AND COMMON STOCK WARRANTS

      In April 1999 and October 1999, the Company received $6.0 million and $3.5 million, respectively, from the issuance of subordinated notes with detachable warrants (“Sub Note 1” and “Sub Note 2”, respectively). Accordingly, the proceeds were allocated to the debt and warrants based on their relative fair values. Proceeds of $5.9 million were recorded as the initial carrying value of the subordinated notes with the resulting discount amortized using the effective interest method through April 2000. On March 24, 2000 and April 28, 2000, the Company and the subordinated debt holders amended the note agreements to change the acceleration of the maturity date from the closing date of an initial public offering to one year from the closing date of an initial public offering. Aggregate amortization expense related to the discount was $1.3 million and $1.6 million in 2000 and 1999 respectively, and is included in interest expense in the accompanying consolidated statements of operations. Both subordinated notes bore interest at a stated rate of 12%. The effective interest rate was 53.0% and 154.1% for Sub Note 1 and Sub Note 2, respectively, calculated based on an expected maturity date of April 2000.

      The Company accounted for the amendment to the subordinated notes as an extinguishment of debt and recorded an extraordinary loss of approximately $1.1 million in 2000. The extraordinary loss represents the difference between the carrying value of the original subordinated notes less the related unamortized debt issuance costs at March 24, 2000, aggregating to approximately $8.7 million, and the estimated fair value of the new subordinated notes of approximately $9.8 million. Management’s estimate of the fair value of the new subordinated notes was based on an effective interest rate of 8.75%. Management determined this rate by reference to market data for comparable financial instruments available to the Company at March 24, 2000. The resulting premium on the amended subordinated notes was being amortized using the effective interest method through April 2001. Since the subordinated notes were fully repaid in 2000, the premium of $313,000 was fully amortized in 2000 and is netted against interest expense in the accompanying consolidated statements of operations.

      Concurrent with completion of the Company’s initial public offering, 1,553,500 warrants were exercised and 1,071,500 warrants were cancelled. Prior to completion of the public offering, the warrants were redeemable by the holders after April 23, 2004 at either fair market value, as determined between the holder and the Company or by appraisal, or seven times EBITDA, as defined. The difference between the estimated redemption price and the initial carrying value of the warrants was being accreted to retained deficit on a straight-line basis through April 2004. In 1999, the Company recorded accretion of $3.9 million, based on the anticipated offering price at December 31, 1999 of its common stock in connection with its initial public offering. In 2000, the Company recorded decretion of approximately $1.1 million as a result of the decline in the actual offering price at May 5, 2000 of the Company’s common stock in its initial public offering.

      On June 9, 2000, the Company repaid in their entirety the $9.5 million of subordinated notes issued in 1999.

10. INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years ended December 31,

	2001	2000	1999

Continuing operations:
Currently payable	$—	$—	$—
Deferred tax benefit	(7,028)	(2,447)	(3,682)
Increase in valuation allowance	7,028	2,447	3,682

	$—	$—	$—

Extraordinary item:
Currently payable	$—	$—	$—
Deferred tax benefit	—	(357)	—
Increase in valuation allowance	—	357	—

	$—	$—	$—

      The differences between the income tax provision calculated at the United States Federal statutory rate and the consolidated income tax provision (benefit) from operations are summarized as follows (in thousands):

	Years ended December 31,

	2001	2000	1999

Federal statutory provision (benefit)	$(8,874)	$(2,670)	$(3,788)
Other nondeductible items	174	90	79
Increase in valuation allowance	7,028	2,447	3,682
Write-off of acquired in-process research and development	1,428	—	—
Other	244	133	27

	$—	$—	$—

      The components of deferred income taxes consisted of the following (in thousands):

	At December 31,

	2001	2000

Net operating loss carryforwards	$14,583	$9,314
Impairment of long-lived assets	1,209	—
Accruals and reserves	673	148
Goodwill	422	430
Other	(6)	(39)

	16,881	9,853
Less — Valuation allowance	(16,881)	(9,853)

	$—	$—

      Deferred national income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries as such amounts are either considered to be permanently reinvested or would not create any additional U.S. tax upon repatriation.

      At December 31, 2001 and 2000 the Company has available pre-tax net operating loss carryforwards of approximately $42.9 and $27.4 million, respectively, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2021. Annual utilization of the net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 2000 and 1997. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses.

11. PREFERRED STOCK

      The Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series. Under each issuance of a series of preferred stock, the Board of Directors is permitted to fix the designations, preferences, powers, and relative rights and restrictions thereof, including without limitation, the dividend rate, conversion rights, voting rights, redemption price, and liquidation preference. At December 31, 2001, the Company has not authorized any series of preferred stock for issuance and there are no shares of preferred stock outstanding.

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

      The Agreement provided an option for PerkinElmer to acquire additional shares of the Company’s common stock thereby increasing its ownership interest to approximately 20% of the Company. As part of the agreement, PerkinElmer entered into purchase agreements with holders of more than 95% of the Company’s then outstanding capital stock, options and warrants, which gave PerkinElmer the option to purchase all of the Company’s equity securities held by these holders for a period of two years. Upon completion of the Company’s initial public offering, each outstanding share of capital stock, other than the shares held by PerkinElmer, were converted to callable common stock and each right to receive capital stock was converted to the right to receive callable common stock. Upon completion of the initial public offering, the purchase agreements entered into between the Company’s stockholders and PerkinElmer terminated and pursuant to the Company’s certificate of incorporation, as amended, PerkinElmer had the right to cause the Company to redeem its callable securities for a period of two years after October 23, 2000, at a price that was generally 120% of fair market value, as set forth in the Company’s certificate. PerkinElmer was required to fund the proceeds necessary to repurchase the shares through a capital contribution to the Company.

      In April 2001, the Company repurchased 873,016 shares of its stock owned by PerkinElmer at PerkinElmer’s original purchase price. As a result of the sale by PerkinElmer of more than half of its holdings of Genomic Solutions stock, PerkinElmer’s right to cause the Company to redeem its callable common stock terminated and each outstanding share of callable common stock automatically converted into one share of common stock. Net loss per share available to common stockholders for the year ended December 31, 2001 includes the $0.11 per share effect of the fair value of the repurchase of the Company’s stock held by PerkinElmer, in excess of the fair value of the stock held by PerkinElmer.

12. COMMON STOCK

      The Company has reserved for issuance that number of shares of its authorized but unissued common stock necessary to exercise all of its outstanding stock options.

13. STOCK OPTION PLANS

      The Company has three stock option plans: the 1994 Stock Option Plan (“the 1994 Plan”); the 1998 Employee Stock Option Plan (“the 1998 Plan”); and the 1998 Non-Employee Director and Consultant Stock Option Plan (the “Non-Employee Plan”). Options granted under these plans are either incentive stock options, which are granted at the fair market value of the common stock on the date of grant, or non-qualified stock options, which are generally granted at the fair market value of the common stock on the date of grant.

Options are granted at the discretion of the Board of Directors upon recommendation by the Compensation Committee and expire ten years after the date of grant.

1994 Stock Option Plan

      The 1994 Plan provided for the grant of options to employees, consultants and directors. The maximum number of shares that may be granted under the 1994 Plan is 1,590,000, provided that no new options may be granted under the plan. Options granted generally become exercisable at a rate of 33% per year over three years from the date of grant except that 540,000 options vested immediately upon issuance and 14,600 options vest over a five-year period.

1998 Employee Stock Option Plan

      In January 1998, the Company established the 1998 Plan to increase its ability to attract and retain key employees. The maximum number of shares that may be granted under the Plan is limited to ten percent of the Company’s issued and outstanding common stock. Options granted prior to January 1, 2000 become exercisable at a rate of 20% per year over five years from the date of grant. Options granted in 2000 generally become exercisable monthly over three years from the date of grant except that 30,000 options vested immediately upon issuance and 150,000 options vest annually over a five-year period. Options granted in 2001 become exercisable as follows: 239,084 options vest monthly over three years, 215,000 options vest annually over three years, 220,000 options vest annually over four years, and 296,664 vest at various dates depending on the vesting dates of the original Cartesian grants. As of December 31, 2001, there are 890,429 options available to grant.

1998 Non-Employee Director and Consultant Stock Option Plan

      In January 1998, the Company established the Non-Employee Plan to increase its ability to retain directors and consultants. The maximum number of shares that may be granted under the Plan is 750,000. Options granted generally become exercisable one year from date of grant. As of December 31, 2001, there are 236,252 options available to grant.

Summary of Stock Option Plans

      Stock option activity under the above plans is summarized below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 1998	1,938,936	$0.70
Options granted	310,750	$2.00
Options cancelled	(136,485)	$1.15
Options exercised	(86,830)	$0.10

Outstanding at December 31, 1999	2,026,371	$0.89
Options granted	910,000	$10.55
Options cancelled	(188,185)	$2.22
Options exercised	(907,320)	$0.34

Outstanding at December 31, 2000	1,840,866	$5.81
Options granted	1,189,496	$2.72
Options cancelled	(456,153)	$6.99
Options exercised	(161,917)	$0.36

Outstanding at December 31, 2001	2,412,292	$4.43

Weighted average fair value of stock options granted 2001	$2.52

Weighted average fair value of stock options granted 2000	$7.99

Weighted average fair value of stock options granted 1999	$1.41

      Options outstanding and exercisable at December 31, 2001 are as follows:

		Weighted Average
Number of	Price	Contractual
Shares	Per Share	Remaining Life	Exercisable

145,596	$0.07	1.8 Years	145,596
192,650	$0.37	5.6 Years	135,050
310,416	$0.96	3.3 Years	310,416
694,400	$2.03	7.4 Years	348,850
195,000	$3.63	9.3 Years	0
480,524	$7.19	8.5 Years	206,671
393,706	$12.05	7.8 Years	184,353

2,412,292			1,330,936

Stock-Based Compensation

      Using the intrinsic value method under APB 25, no compensation expense has been recognized in the accompanying consolidated statements of operations for options granted to employees at fair value. In 1999, the Company granted 200,250 stock options with a deemed fair value in excess of the amount the employee must pay to acquire the stock. Accordingly, the Company recorded deferred compensation totaling approximately $129,000, which is included as an offset to stockholders’ equity in the accompanying consolidated balance sheets. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options which is generally five years. The Company recorded amortization expense on deferred compensation totaling approximately $26,000, $26,000 and $5,000 in 2001, 2000 and 1999, respectively.

      Had compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the reported net loss and loss per share attributable to common stockholders from operations would have been increased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands, except per share data):

		Years ended December 31,

		2001	2000	1999

Net loss —	As Reported	$(28,911)	$(15,845)	$(15,003)
	Pro Forma	$(29,465)	$(17,121)	$(15,103)
Loss per share —	As Reported	$(1.17)	$(0.90)	$(5.04)
	Pro Forma	$(1.19)	$(0.98)	$(5.08)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation method in 2001 and 2000 with the following assumptions: weighted average risk free interest rate of 4.15% and 6.13%, dividend yield of 0%, expected life of options of 4 years, and a volatility factor of 105% and 100% in 2001 and 2000, respectively. The fair value of these options was estimated using the minimum value option valuation method under SFAS 123 in 1999 with the following assumptions: weighted average risk free interest rate of 5.86%, dividend yield of 0%, and expected life of options of 5.3 years. Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

14. EMPLOYEE STOCK PURCHASE PLAN

      In February 2000, the Company established the Employee Stock Purchase Plan (“ESPP”). All employees are eligible to participate in the ESPP. The plan provides that participants may authorize Genomic Solutions to withhold a portion of earnings to be used to purchase the Company’s common stock. A total of 1,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides that the Company will sell shares to employees who elect to participate in the Purchase Plan at a price equal to 85% of the lesser of the fair market value of the common stock on the first trading day of an offering period or the last trading day of such offering period.

      Under the Purchase Plan, the Company issued 15,758 and 4,909 shares of common stock to various employees in 2001 and 2000, respectively. These shares were issued with a weighted average price per share of $3.12 in 2001 and $6.48 in 2000. At December 31, 2001, there were 979,333 shares of common stock available to be issued under this plan.

15. EMPLOYEE BENEFIT PLAN

      Genomic Solutions Inc. has a 401(k) plan covering all eligible United States employees. Participants may elect to defer a percentage of qualified compensation through voluntary contributions to the plan and Genomic Solutions Inc. may make discretionary contributions to the plan based on the gross compensation of qualified participants. Genomic Solutions Inc. made contributions of approximately $145,000 and $98,000 in 2001 and 2000, respectively. Genomic Solutions Inc. made no contributions to the plan in 1999.

      In October 2000, Genomic Solutions Ltd. established a pension plan covering all eligible United Kingdom employees. Participants may elect to defer a percentage of qualified compensation through voluntary contributions to the plan and Genomic Solutions Ltd. will make matching contributions to the plan up to 3% of the base salary of qualified participants. Genomic Solutions Ltd. made contributions of approximately $43,000 and $15,000 in 2001 and 2000, respectively.

16. COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases most of its office space, transportation, and laboratory and office equipment under various capital and operating lease agreements. Initial leases vary in length and several of the leases contain renewal options. Capital leases terminate at various dates through fiscal 2004. Total rental expense was approximately $1.0 million, $850,000 and $454,000 in 2001, 2000 and 1999, respectively.

      Future minimum payments required under all noncancelable capital and operating leases at December 31, 2001 are as follows (in thousands):

		Operating	Capital
	Total	Leases	Leases

2002	$1,060	$975	$85
2003	767	714	53
2004	344	329	15
2005	115	115	—
2006	50	50	—

	$2,336	$2,183	$153

Less — Amount representing interest			30

Present value of capital lease obligations			123
Less — Current portion			57

			$66

Litigation

      On February 12, 2001, PerkinElmer filed a lawsuit in Delaware Chancery Court requesting that the Delaware court interpret the terms of PerkinElmer’s right, under the Company’s Certificate of Incorporation, to require the Company to call and redeem its callable common stock. The lawsuit named the Company as well as each of its directors and alleged, among other things, that the Company sought to improperly impede or terminate PerkinElmer’s right to cause the Company to redeem its callable stock, and to impose an improper financial penalty upon an exercise by PerkinElmer of that right. PerkinElmer’s complaint was in the context of a proposed transaction that the Company was pursuing with an unnamed third party, which if completed without PerkinElmer exercising its right, would have had the effect of terminating the right. On February 15, 2001, the Company filed a motion for summary judgment seeking dismissal of the lawsuit. On April 18, 2001, the Company reached an agreement with PerkinElmer that ended all litigation between the companies and settled all disputes between the parties. The Company filed a Form 8-K on April 23, 2001, reporting the settlement, together with copies of the settlement documents.

      On November 27, 2000, Molecular Dynamics, Inc. filed a lawsuit against the Company in Santa Clara County Superior Court, San Jose, California. The lawsuit related to the Company’s refusal to purchase shares of capital stock of Meridian Instruments, Inc. owned by Molecular Dynamics. The complaint sought payment of approximately $650,000, which would increase by $8,333 each month until payment was made, as a result of a “put” right in favor of Molecular Dynamics which the Company is allegedly obligated to honor.

      In September 2001, the Company entered into a settlement agreement with Molecular Dynamics that ended all litigation between the companies and settled all disputes between the parties. The settlement of this matter did not have a material impact on the Company’s financial position or results of operations.

      In December 2001, the Company filed suit against Photonic Sensor Systems, Inc., a Georgia corporation, in the federal district court for the Eastern District of Michigan alleging three counts of breach of contract in connection with a certain License and Development Agreement entered into with Photonic and seeking monetary relief in the amount of the Company’s original preferred stock investment of $500,000. Pursuant to the License and Development Agreement, Photonic was obligated to develop and create optical interferometer based chips and related instrumentation for genomic and proteomic research. The Company’s claims against Photonic arise from its failure to perform Photonic’s obligations under the License and Development Agreement. In January 2002, Photonic filed a counter-claim requesting monetary relief against the Company alleging breach of contract, indemnification and tortious interference based on the alleged failure of the Company to purchase stock upon the achievement of certain milestones. The Company filed its answer denying the allegations in the counter-claim in early February 2002. Management believes that the counter-claim is without merit and intends to defend it vigorously.

      On March 21, 2002, the Company received a letter from Photonic requesting permission to sell certain of its assets, including computer equipment, and noting that Photonic had found it necessary to cease operations and close its offices. The Company has a liquidation preference with respect to any distribution to shareholders of Photonics’s assets. The Company has not been able to obtain any financial information from Photonic or otherwise verify the value, if any, of the Company’s interest in Photonic. If Photonic does not raise capital to reopen its operations, the Company may lose the value of its $500,000 investment in Photonic’s preferred stock and in the License and Development Agreement.

      From time to time, the Company is a defendant in various lawsuits that have arisen in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. The Company’s settlement of various matters in 2001 did not have a material impact on the Company’s financial position or results of operations.

Royalty Payments

      Under the terms of various license agreements, the Company is required to pay royalties on certain product sales during the terms of the respective agreements. Under the most significant agreement, royalties are generally equal to the greater of pre-determined minimums, a percentage of product revenue, or a set amount per product.

17. ACQUISITIONS

Cartesian Technologies, Inc.

      In December 2001, the Company acquired 100% of the outstanding capital stock of Cartesian Technologies, Inc. (“Cartesian”) in exchange for approximately 6.8 million shares of common stock (with a fair value of approximately $13.3 million, net of issuance expenses), the assumption of outstanding stock options with a fair value of approximately $832,000, $2.5 million in cash, and transaction costs of approximately $1.2 million for an aggregate purchase price of $17.8 million. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a charge to operations in 2001 of $4.2 million associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $9.2 million has been recognized as goodwill. According to SFAS No. 142, goodwill arising from acquisitions initiated after June 30, 2001, is not subject to amortization (See Note 2). The Company will review goodwill each quarter for impairment according to SFAS No. 142, which also establishes a new method of testing goodwill for impairment by using a fair-value approach. The operating results of Cartesian have been included in the

Company’s consolidated results of operations from the date of acquisition. The purchase price consists of the following (in thousands):

Net assets	$253
Purchase price in excess of net assets acquired	9,208
Purchased developed technology and know-how	4,100
Purchased in-process research and development	4,200
Common stock issued	(13,275)
Options to purchase shares of common stock issued	(832)
Acquisition related liabilities	(1,154)

Net cash paid	$2,500

      Cartesian’s in-process research and development projects consisted of new and improved components to existing products, vertical expansion of existing products, and new products aimed at the high-throughput screening, microarray and proteomics markets. In general, the existing research and development efforts target higher degrees of automation and increased throughput. The various projects ranged from 10% to 90% complete at the date of acquisition. The fair value of the projects were determined by estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash flows from the expected product sales of such product. In determining the discounted cash flows, material net cash in-flows were expected to occur from 2003 to 2006 and the risk-adjusted discount rate was between 30% – 35%. The acquired in-process research and development had no alternative future use. Management is primarily responsible for the valuation of the acquired in-process research and development.

      The following pro forma unaudited financial data is presented to illustrate the estimated effects of the Cartesian acquisition as if this transaction had occurred as of the beginning of 2001 and 2000. For the year ended December 31, 2001, pro forma revenue, net loss and net loss per share would have been $25.5 million, $(23.2) million and $(0.74), respectively. For the year ended December 31, 2000, pro forma revenue, loss before extraordinary items and net loss would have been $26.8 million, $(8.4) million and $(9.5) million, respectively. Pro forma loss per share before extraordinary items and net loss per share would have been $(0.35) and $(0.39), respectively.

18. SEGMENT INFORMATION

      The Company operates in one segment: the development, manufacture and marketing of integrated, genomic, proteomic and high-throughput screening and dispensing systems and services for analyzing and quantifying biomolecules. The Company’s three product lines, genomic, proteomic and high-throughput screening and dispensing systems and services, have similar economic characteristics and attributes, including similar marketing and distribution patterns, similar production processes and similar, if not the same, customers. As a result, the Company aggregates its product lines into a single segment of genomic, proteomic and high-throughput screening and dispensing systems and services. The Company operates primarily in three geographic regions: the United States, United Kingdom and Japan.

      The Company distributes products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign subsidiaries, and PerkinElmer, Inc. Intercompany sales and transfers between geographic areas are accounted for at prices, which are designed to be, representative of third party transactions. Revenue is attributed to each geographic location based on which office makes the sale, which includes intercompany sales.

      The following tables summarize selected financial information of the Company’s operations by geographic location (in thousands):

	Years ended December 31,

	2001	2000	1999

Revenue:
United States	$14,718	$11,494	$8,897
United Kingdom	10,423	13,287	6,867
Japan	3,069	4,675	2,296
Less — Intercompany revenue	(11,370)	(10,379)	(5,968)

Total revenue	$16,840	$19,077	$12,092

	At December 31,

	2001	2000	1999

Long-lived assets:
United States	$17,093	$17,334	$2,885
United Kingdom	921	916	1,265
Japan	142	168	59
Goodwill	9,579	954	1,253
Less — Eliminations	(8,944)	(8,943)	(778)

Total long-lived assets	$18,791	$10,429	$4,684

      In 2001 and 2000, PerkinElmer accounted for 30% and 14% of the Company’s total revenue. No customer accounted for greater than 10% of total revenue in 1999.

19. RESTRUCTURING AND INVENTORY IMPAIRMENT CHARGES

      On September 7, 2001, the Company announced restructuring initiatives designed to lower its cost structure and achieve profitability in 2002. The restructuring plan included closing certain facilities, divesting its proteomic contract research services business, reducing its employee headcount by approximately 25% and discontinuing certain products. As a result of this restructuring plan, the Company recorded restructuring and inventory impairment charges of approximately $2.7 million and $1.2 million, respectively, during 2001.

      The restructuring charge of $2.7 million consisted of the impairment of certain long-lived assets, the loss on disposal and sale of certain fixed assets, employee termination benefits for 50 employees, and exit costs associated with closing certain facilities. In connection with the restructuring initiatives, the Company estimated the discounted future cash flows related to goodwill and certain fixed assets and reduced these assets to their estimated fair value. As of December 31, 2001, the Company had terminated 45 employees and paid out $312,000 in termination benefits. There have been no lease cancellation costs paid out to date. All restructuring activities were completed by January 31, 2002. At December 31, 2001, the remaining balance of the restructuring reserve totaled $860,000 and is included in accrued liabilities in the Company’s consolidated balance sheet.

      The inventory impairment charge of $1.2 million relates to the write-down of inventories related to discontinuing the manufacture of certain products. This charge is included as a separate component of cost of revenue in the Company’s consolidated statements of operations.

      The following table summarizes the restructuring charges (in thousands):

		Utilized		Accrual at
	Original			December 31,
	Provision	Cash	Noncash	2001

Impairment of long-lived assets	$0.6	$—	$0.6	$—
Loss on disposal and sale of assets	0.9	—	0.9	—
Employee termination benefits	0.7	0.3	—	0.4
Lease cancellation costs	0.5	—	—	0.5

Total	$2.7	$0.3	$1.5	$0.9

      On May 16, 2000, the Company incurred a one-time restructuring charge of $600,000 to close our Chelmsford, Massachusetts proteomics facility. A new Center for Proteomics has been constructed at our Ann Arbor, Michigan headquarters. The charge consisted primarily of $400,000 for employee termination benefits for fifteen employees and $200,000 for exit costs associated with closing the facility. The restructuring reserve was fully utilized in 2000 and there was no remaining balance at December 31, 2000.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data is as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year to Date

2001
Revenue	$4,379	$4,463	$3,629	$4,369	$16,840
Gross profit	1,954	1,922	(82)	1,254	5,048
Loss before extraordinary items	(2,908)	(2,937)	(7,924)	(12,331)	(26,100)
Loss per share before extraordinary items	(0.12)	(0.12)	(0.32)	(0.49)	(1.05)
Net loss	(2,987)	(2,931)	(7,853)	(12,329)	(26,100)
Net loss per share	$(0.12)	$(0.12)	$(0.32)	$(0.49)	$(1.05)
2000
Revenue	$3,995	$4,500	$5,038	$5,544	$19,077
Gross profit	1,991	2,169	2,503	3,040	9,703
Loss before extraordinary items	(2,844)	(2,867)	(869)	(1,274)	(7,854)
Loss per share before extraordinary items	(0.83)	(0.17)	(0.03)	(0.05)	(0.45)
Net loss	(3,894)	(2,867)	(869)	(1,274)	(8,904)
Net loss per share	$(1.14)	$(0.17)	$(0.03)	$(0.05)	$(0.51)

EXHIBIT INDEX

Exhibit No.	Description

(1)2.1	Agreement and Plan of Merger between Genomic Solutions Inc. and B.I. Systems Corporation dated December 24, 1997
(1)2.3	Investor Agreement between Genomic Solutions Inc. and the former shareholders of PBA Technology Limited, dated December 19, 1997
(1)2.4	Investment Agreement between Genomic Solutions and PerkinElmer, Inc. dated December 14, 1999
(1)2.4(a)	First Amendment to the Investment Agreement between Genomic Solutions and PerkinElmer, Inc.
(1)2.5	Agreement for the Sale and Purchase of the Entire Issued Share Capital of PBA Technology Limited, dated December, 1997
(1)2.6	Asset Purchase Agreement between Genomic Solutions Inc. and ESA, Inc., dated October 13, 1998
(7)2.7	Amended and Restated Stock Purchase Agreement between Genomic Solutions Inc. and Photonic Sensors Systems, Inc., dated May 31, 2001
(7)2.8	Amended and Restated Agreement and Plan of Merger dated September 28, 2001 by and among Genomic Solutions Inc., Cartesian Acquiring Corporation, Cartesian Technologies, Inc., and certain stockholders of Cartesian Technologies, Inc.
†2.9	Certificate of Merger dated December 18, 2001 between Cartesian Acquiring Corporation and Cartesian Technologies, Inc.
(1)3.1	Bylaws
(1)3.2	Audit Committee Charter
(1)3.3	Amended and Restated Stockholders Agreement dated as of January 25, 2000, among Genomic Solutions Inc. and certain of its stockholders
(7)3.4	Fourth Amended and Restated Certificate of Incorporation
(1)4.1	Registration Rights Agreement among Genomic Solutions Inc. and certain of its warrantholders, dated April 23, 1999, as amended on October 28, 1999
(1)4.2	Warrant between Genomic Solutions Inc. and ESA, Inc., dated October 13, 1998
(1)4.3	Form of Amended and Restated Callable Warrant between Genomic Solutions Inc. and ESA, Inc.
(1)4.4	Registration of Rights Agreement among Genomic Solutions Inc. and Jeffrey S. Williams
*(1)10.1	Sales, Marketing and Distribution Agreement between Genomic Solutions Inc. and PerkinElmer, Inc., dated December 14, 1999
*(4)10.1(a)	First Amendment to Sales, Marketing & Distribution Agreement between Genomic Solutions Inc. and PerkinElmer, Inc., dated April 18, 2001
†**10.1(b)	Second Amendment to Sales, Marketing & Distribution Agreement between Genomic Solutions Inc. and PerkinElmer, Inc., dated January 1, 2002
(1)10.2	Form of Indemnification Agreement
(1)10.3	B.I. Systems Corporation 1994 Omnibus Equity Incentive Plan, as amended
(1)10.4	1998 Stock Option Plan, as amended
(2)10.4(a)	Second Amendment to 1998 Stock Option Plan
(1)10.5	1998 Non-Employee Director and Consultant Stock Option Plan, as amended
(1)10.6	2000 Employee Stock Purchase Plan
(1)10.7	Executive Employment Agreement between Genomic Solutions Inc. and Jeffrey Williams, dated January 1, 2000

Exhibit No.	Description

(2)10.7(a)	Addendum to Employment Agreement between Genomic Solutions Inc. and Jeffrey Williams, effective January 1, 2001
(1)10.8	Promissory Note between Jeffrey S. Williams and Genomic Solutions Inc., dated January 1, 1998
(1)10.9	Promissory Note between Jeffrey S. Williams and Genomic Solutions Inc., dated February 1, 2000
(1)10.10	Line of Credit between Genomic Solutions Inc. and Comerica Bank, dated August 10, 1998, as amended
(1)10.11	Variable Rate Master Revolving Note between Genomic Solutions Inc. and Comerica, dated March 24, 2000
(1)10.12	Security Agreement between Genomic Solutions Inc. and Comerica Bank, dated March 24, 2000
(1)10.13	Variable Rate Master Revolving Note between Genomic Solutions Inc. and Comerica, dated April 28, 2000
(7)10.14	Amendment 5, effective as of June 1, 2001 to the Line of Credit between Genomic Solutions Inc. and Comerica Bank, dated August 10, 1998, as amended
(1)10.15	Lease between Genomic Solutions Inc. and Dart Container Corporation of Michigan, dated July 22, 1998
(2)10.15(a)	Second Amendment to Lease Agreement between Genomic Solutions Inc. and Dart Container Corporation of Michigan, dated June 1, 2000
(1)10.16	Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated August 7, 1997
(2)10.16(a)	Fourth Addendum to Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated May 17, 2000
†10.16(b)	Fifth Addendum to Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated September 10, 2001
(2)10.17	Sublease and Service Agreement between Genomic Solutions Inc. and Advanced Modular Power Systems, Inc., dated January 1, 2001
(1)10.18	Lease between Genomic Solutions Ltd and Winterhur Life UK Limited, dated April 16, 1999
(1)10.19	Lease Agreement between Motonori Akahori (on behalf of Genomic Solutions KK) and Chuo Tochi K.K., dated April 21, 1998
(2)10.19(a)	Memorandum of Renewal of Lease Agreement between Motonori Akahori (on behalf of Genomic Solutions KK) and Chuo Tochi K.K., dated April 21, 1998
(2)10.19(b)	Lease between Genomic Solutions KK and Office Kitawaki Y.K. dated March 1, 2000
(1)10.20	Master Lease Agreement with TransAmerica Business Credit Corporation, dated June 24, 1998, as amended
(1)10.21	Genomic Solutions Limited Sale of Shares in HD Technologies Limited, dated January 25, 2000
(1)10.22	Business Loan Agreement among Genomic Solutions Inc. and certain lenders, dated April 23, 1999, as amended
(1)10.23	Business Loan Agreement among Genomic Solutions Inc. and certain lenders, dated October 28, 1999, as amended
(2)10.24	Employment Agreement between Genomic Solutions Inc. and Steven J. Richvalsky, dated as of November 1, 2000.
(2)10.25	Employment Agreement between Genomic Solutions Inc. and Andrew A. Jakimcius, dated as of November 1, 2000.

Exhibit No.	Description

*(2)10.26	License Agreement between Affymetrix, Inc. and Genomic Solutions Inc., dated December 28, 2000.
†**10.26(a)	First Amendment to the License Agreement between Affymetrix, Inc. and Genomic Solutions Inc., dated January 1, 2002.
(5)10.27	Stock Pledge Agreement between Jeffrey S. Williams and Genomic Solutions Inc., dated April 15, 2001
(5)10.28	Promissory Note between Jeffrey S. Williams as borrower and Genomic Solutions Inc. as lender, dated April 15, 2001
(4)10.29	Settlement, Release and Stock Purchase Agreement between Genomic Solutions Inc. and PerkinElmer, Inc., dated April 18, 2001
(4)10.30	Settlement and Release Agreement between PerkinElmer, Inc. and the Members of the Board of Directors of Genomic Solutions Inc. dated April 18, 2001
(7)10.30	Employment Agreement between Genomic Solutions Inc. and Gary Kendra, dated March 8, 2001
†10.31	Employment Agreement between Genomic Solutions Inc. and Thomas C. Tisone, PhD, dated December 18, 2001
†10.32	Employment Agreement between Genomic Solutions Inc. and David Lorenz, dated, 2001
(8)10.33	Voting Agreement between Genomic Solutions Inc., Cartesian Acquiring Corporation, Cartesian Technologies, Inc. and certain of its shareholders dated September 6, 2001.
†10.34	Lease between Cartesian Technologies, Inc. and Airport Industrial Complex, dated February 5, 2002
†10.35	Sublease between Cartesian Technologies, Inc. and Digital Recorders, Inc., dated July 30, 1999
†21.1	List of Subsidiaries
†23.1	Consent of Arthur Andersen LLP, Independent Public Accountants
†24.1	Power of Attorney (included on signature page)
†99.1	Letter from the Company dated March 28, 2002 regarding Arthur Andersen LLP

(1)	Incorporated by reference to Genomic Solutions Inc.’s registration statement on Form S-1, as amended (File No. 333-30246).

(2)	Incorporated by reference to Genomic Solutions Inc.’s Annual Report on Form 10-K filed April 2, 2001.

(3)	Incorporated by reference to Genomic Solutions Inc.’s Annual Report on Form 10-K/ A filed April 30, 2001.

(4)	Incorporated by reference to Genomic Solutions Inc.’s Current Report on Form 8-K filed April 23, 2001.

(5)	Incorporated by reference to Genomic Solutions Inc.’s Quarterly Report on Form 10-Q filed May 14, 2001.

(6)	Incorporated by reference to Genomic Solutions Inc.’s Current Report on Form 8-K filed October 2, 2001.

(7)	Incorporated by reference to Genomic Solutions Inc.’s registration statement on Form S-4, as amended (File No. 333-71140).

(8)	Incorporated by reference to Genomic Solutions Inc.’s Current Report on Form 8-K filed December 21, 2001.

*	Confidential treatment granted with respect to portions of this Exhibit.

**	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portion.

†	Filed herewith.