Form 10-K/A
period 2001-12-31
GENOMIC SOLUTIONS INC
filed 2002-04-30
CIK 1053384

FORM 10-K/A-1

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-30549

GENOMIC SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

State of Delaware State of Incorporation	38-3383038 I.R.S. Employer I.D. No.

4355 Varsity Drive
Ann Arbor, Michigan 48108
(734) 975-4800
(Address of principal executive offices and telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share (see explanatory note)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

     As of April 25, 2002, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $24,094,709, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

As of April 25, 2002, there were 33,095,117 shares of the Registrant’s common stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “Form 10-K”) is filed to add certain exhibits under Part IV, Item 14.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
SIGNATURES
EXHIBIT INDEX
EX-23.1 Consent of Arthur Andersen LLP
EX-99.1 Information Required by Form 11-K
EX-99.2 Letter from Genomic Solutions Inc.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(3) Exhibits:

23.1	—	Consent of Arthur Andersen LLP, Independent Public Accountants

99.1	—	Information required by Form 11-K with respect to the Genomic Solutions Inc. 2000 Employee Stock Purchase Plan

99.2	—	Letter from Genomic Solutions Inc. dated April 29, 2002 regarding Arthur Andersen LLP

SIGNATURES

     The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended December 31, 2001 on Form 10-K as set forth in the pages attached hereto:

     To file as Exhibit 99.1 the Information, Financial Statements and Exhibits required by Form 11-K for the Genomic Solutions Inc. 2000 Employee Stock Purchase Plan.

     Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2002

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

Name	Title	Date

/s/ Jeffrey S. Williams Jeffrey S. Williams	President, Chief Executive Officer and Director	April 29, 2002

/s/ Robert G. Shepler Robert G. Shepler	Chairman of the Board of Directors	April 29, 2002

/s/ J. Matthew Mackowski J. Matthew Mackowski	Director	April 29, 2002

/s/ Daniel J. Mitchell Daniel J. Mitchell	Director	April 29, 2002

/s/ Damion E. Wicker, M.D. Damion E. Wicker, M.D.	Director	April 29, 2002

/s/ Thomas C. Tisone Thomas C. Tisone, Ph.D.	Director	April 29, 2002

EXHIBIT INDEX

Exhibit No.		Description

23.1	—	Consent of Arthur Andersen LLP, Independent Public Accountants

99.1	—	Information required by Form 11-K with respect to the Genomic Solutions Inc. 2000 Employee Stock Purchase Plan

99.2	—	Letter from Genomic Solutions Inc. dated April 29, 2002 regarding Arthur Andersen LLP

5