Form 10-K/A
period 2001-12-31
GENOMIC SOLUTIONS INC
filed 2002-05-14
CIK 1053384

FORM 10-K/A
(Amendment No. 2)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________________to

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
Common Stock, Par Value $.001 Per Share

SIGNATURES

EXPLANATORY NOTE:  This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “Form 10-K”) is filed to amend the cover page of the Form 10-K to correct the number of shares issued and outstanding as of March 12, 2002 and to correct the aggregate market value of the Registrant’s common stock held by non-affiliates as of that date, as follows:

As of March 12, 2002, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $33,490,212, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

As of March 12, 2002, there were 31,169,583 shares of the Registrant’s common stock issued and outstanding.

EXPLANATORY NOTE 2: This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “Form 10-K”) is filed to amend the cover page of Amendment No. 1 to Form 10-K to correct the number of shares issued and outstanding as of April 25, 2002 and to correct the aggregate market value of the Registrant’s common stock held by non-affiliates as of that date as follows:

As of April 25, 2002, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $22,402,767, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

As of April 25, 2002, there were 31,179,983 shares of the Registrant’s common stock issued and outstanding.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-2 report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 13, 2002

GENOMIC SOLUTIONS INC.

By: /s/ Jeffrey S. Williams Jeffrey S. Williams, President and Chief Executive Officer

1