Form 10-Q
period 2002-03-31
GENOMIC SOLUTIONS INC
filed 2002-05-15
CIK 1053384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-30549

GENOMIC SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3383038 (I.R.S. Employer Identification No.)

4355 Varsity Drive, Ann Arbor, (Address of principal executive offices)	MI 48108 (Zip Code)

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

Yes               No

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of April 30, 2002, was 31,179,983.

GENOMIC SOLUTIONS INC.
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,177	$13,097
Accounts receivable, net	7,513	5,466
Inventories	10,263	9,622
Prepaid expenses and other	781	948

Total current assets	25,734	29,133
Property and equipment, net	2,937	3,261
Goodwill, net	9,662	9,578
Intangible assets, net	4,127	4,217
Other assets	1,806	1,735

Total assets	$44,266	$47,924

Liabilities and Stockholders’ Equity
Current Liabilities:
Lines of credit	$2,500	$2,500
Current portion of long-term debt	50	57
Accounts payable	3,944	5,213
Accrued liabilities	4,099	4,755
Deferred revenue	838	842

Total current liabilities	11,431	13,367

Long-Term Liabilities:
Long-term debt, less current portion	57	66
Other long-term liabilities	47	52

Total long-term liabilities	104	118

Stockholders’ Equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000 authorized; 31,171 and 31,154 shares issued and outstanding at March 31, 2002 and December 31, 2001,respectively	31	31
Additional paid-in capital	103,081	103,045
Notes receivable	(140)	(137)
Deferred compensation related to stock options	(65)	(72)
Retained deficit	(69,637)	(68,055)
Accumulated other comprehensive loss	(539)	(373)

Total stockholders’ equity	32,731	34,439

Total liabilities and stockholders’ equity	$44,266	$47,924

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	For the three months ended
	March 31,

	2002	2001

Revenue:
Product revenue	$6,545	$4,013
Service revenue	131	366

Total revenue	6,676	4,379

Cost of Revenue:
Cost of product revenue	3,383	2,345
Cost of service revenue	14	80

Total cost of revenue	3,397	2,425

Gross profit	3,279	1,954

Operating Expenses:
Selling, general and administrative	3,519	3,361
Research and development	1,425	1,981

Total operating expenses	4,944	5,342

Loss from operations	(1,665)	(3,388)

Other Income (Expense):
Interest income	57	523
Other income (expense), net	26	(43)

Total other income (expense)	83	480

Loss before taxes	(1,582)	(2,908)
Provision for Income Taxes	—	79

Net Loss	$(1,582)	$(2,987)

Net Loss Per Share, Basic and Diluted:
Loss per share	$(0.05)	$(0.12)

Weighted average common shares	31,171	25,032

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(1,582)	$(2,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612	572
Gain on sale of assets	(23)	—
Increase (decrease) in cash resulting from changes in assets and liabilities-
Accounts receivable	(2,069)	1,443
Inventories	(800)	(1,221)
Prepaid expenses and other	178	222
Accounts payable	(1,290)	(734)
Accrued liabilities	(625)	(748)
Deferred revenue	(8)	(50)

Net cash used in operating activities	(5,607)	(3,503)

Cash Flows from Investing Activities:
Capitalized license fees	(125)	(2,250)
Purchase of property and equipment	(123)	(453)
Increase in other assets	(94)	1
Proceeds from sale of property and equipment	62	19

Net cash used in investing activities	(280)	(2,683)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	8	8
Repayment of long-term debt	(16)	(189)
Other financing activities	(2)	(2)

Net cash used in financing activities	(10)	(183)

Effect of Exchange Rate Changes	(23)	51

Net Decrease in Cash and Cash Equivalents	(5,920)	(6,318)
Cash and Cash Equivalents — Beginning of Period	13,097	40,159

Cash and Cash Equivalents — End of Period	$7,177	$33,841

Supplemental Disclosure of Cash Flow Activity:
Cash paid for interest	$12	$62

Cash paid for income taxes	$—	$56

The accompanying notes are an integral part of these consolidated statements.

GENOMIC SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Genomic Solutions Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s latest annual report on Form 10-K.

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three month periods ended March 31, 2002 and 2001, the effect of stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was 2,369,110 and 1,943,027 at March 31, 2002 and 2001, respectively.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying condensed consolidated balance sheets. The components of comprehensive loss for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	For the three months ended
	March 31,

	2002	2001

	(Unaudited)	(Unaudited)

Net loss	$(1,582)	$(2,987)
Foreign currency translation adjustment	(166)	(445)

Comprehensive loss	$(1,748)	$(3,432)

Recent Accounting Pronouncements

Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” were recently approved by the Financial Accounting Standards Board (“FASB”). These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Total goodwill included in the Company’s Condensed Consolidated Balance Sheets was $9.7 million at March 31, 2002 and $9.6 million at December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142 and is currently assessing the effect of the new standard related to the impairment testing of goodwill and other intangible assets.

The effect of adopting SFAS No. 142 was to reduce operating expenses by approximately $319,000 for the three months ended March 31, 2002 and will be to reduce operating expenses by approximately $1.3 million for the year.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. On January 1, 2002, the Company adopted SFAS No. 144 and is currently assessing the effect of the new standard related to the impairment testing of long-lived assets.

2. INVENTORIES

Inventories consist primarily of purchased parts and components used to make instrumentation. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)

Raw materials	$3,989	$3,908
Work-in-process	1,828	2,077
Finished goods	4,446	3,637

	$10,263	$9,622

3. RESTRUCTURING AND INVENTORY IMPAIRMENT CHARGES

On September 7, 2001, the Company announced restructuring initiatives designed to lower its cost structure and achieve profitability sometime during 2002. The restructuring plan included closing certain facilities, divesting its proteomic contract research services business, reducing its employee headcount and discontinuing certain products. As a result of this restructuring plan, the Company recorded restructuring and inventory impairment charges of approximately $2.7 million and $1.2 million during 2001.

The restructuring charge of $2.7 million consisted of $261,000 for the impairment of goodwill; $376,000 for the impairment of certain long-lived assets, $917,000 for the loss on disposal and sale of certain fixed assets, $688,000 for employee termination benefits for 50 employees, and $488,000 for exit costs associated with closing certain facilities. In connection with the restructuring initiatives, the Company estimated the discounted future cash flows related to goodwill and certain fixed assets and reduced these assets to their estimated fair value. As of March 31, 2002, the Company had terminated 45 employees and paid out $602,000 in termination benefits. At March 31, 2002, the remaining balance of the restructuring reserve totaled $562,000 and is included in accrued liabilities in the Company’s consolidated balance sheet.

The following table summarizes the restructuring charges (in millions):

		Utilized		Accrual at
	Original			March 31,
	Provision	Cash	Noncash	2002

Impairment of long-lived assets	$0.6	$—	$0.6	$—
Loss on disposal and sale of assets	0.9	—	0.9	—
Employee termination benefits	0.7	0.6	—	0.1
Lease cancellation costs	0.5	—	—	0.5

Total	$2.7	$0.6	$1.5	$0.6

4. SEGMENT INFORMATION

The Company operates in one segment: the development, manufacture and marketing of life science systems for dispensing, separating and analyzing biomolecules. The Company’s three product lines, genomic, proteomic and high throughput screening and dispensing systems, have similar economic characteristics and attributes, including similar marketing and distribution patterns, similar production processes and similar, if not the same, customers. As a result, the Company aggregates its product lines into a single segment of genomic, proteomic and high throughput screening and dispensing systems. The Company operates primarily in three geographic regions: North America, the United Kingdom and Japan.

The Company distributes products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign subsidiaries and third party distributors, including PerkinElmer, Inc. Intercompany sales and transfers between geographic areas are accounted for at prices which are designed to be representative of third party transactions. Revenue is attributed to each geographic location based on which office makes the sale, which includes intercompany sales.

The following tables summarize selected financial information of the Company’s operations by geographic location (in thousands):

	For the three months ended
	March 31,

	2002	2001

	(Unaudited)	(Unaudited)

Revenue:
North America	$6,453	$2,950
Europe	2,805	2,753
Japan	1,780	1,302
Less — Intercompany revenue	(4,362)	(2,626)

Total revenue	$6,676	$4,379

	March 31,	December 31,
	2002	2001

	(Unaudited)

Long-lived assets:
North America	$16,944	$17,093
Europe	875	921
Japan	105	142
Goodwill	9,662	9,579
Less — Eliminations	(9,054)	(8,944)

Total long-lived assets	$18,532	$18,791

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. These statements address or may address the following subjects: results of operations; customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of our latest Annual Report on Form 10-K. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward-looking statements.

Overview

We develop, manufacture and sell instruments, consumables and software for the life sciences research and drug discovery markets. Our market focus is based on three key high growth areas: genomics, proteomics and high throughput screening and dispensing systems. These areas comprise three of the major technologies used by researchers in studying disease and developing new drugs. Our products allow researchers to perform high volume experiments, and analyze the resultant data, at lower costs and in less time than with traditional techniques. Our products are distributed and sold to pharmaceutical and biotechnology companies, government agencies, academic institutions and private research organizations throughout the world.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, investments, intangible assets, financing operations, warranty obligations, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources and on various other factors that are believed to be reasonable under the circumstances. These sources form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

We believe our most critical accounting polices are related to inventories and impairment of long-lived assets. Details regarding our use of these policies and the related estimates are described fully in our 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the first quarter of 2002, there have been no material changes to our critical accounting policies that impacted our financial condition or results of operations.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001

Revenue

Revenue increased $2.3 million, or 52%, to $6.7 million in the first quarter of 2002 from $4.4 million in the first quarter of 2001. The increase in total revenue was primarily due to sales of our new high throughput screening products of $2.7 million and a 25%, or $514,000, increase in revenue from our genomic products. The increase in our genomic product sales was primarily attributed to increased sales of our GeneTAC™ G3 robotic workstation and our GeneTAC™ hybridization station. The revenue also reflects sales for Cartesian Technologies, Inc. and its high throughput screening instrumentation, which we acquired on December 18, 2001. The revenue increases described above were partially offset by a decrease in revenue from our proteomic products of 38%, or $739,000. The decline in our proteomic revenue was primarily due to fewer unit sales of our Investigator™ ProPic robotic instruments. Sales of our high end ProPic instruments tend to vary quarter to quarter. Also contributing to the year over year decline in proteomic revenue was the absence of research services revenue this year compared to $153,000 last year as a result of the divestiture of our proteomic research services business in September 2001. Slightly offsetting the decline in our proteomic revenue were sales of our new proteomic software. In February 2002, we obtained an exclusive license to develop, distribute and support the bioinformatic software line of ProteoMetrics, LLC. We granted licenses to several sites to use this software in the first quarter of 2002. The balance of our total revenue for the first quarter of 2002, approximately $228,000, was derived from field service maintenance and sales of our discontinued legacy products for analyzing one dimensional separations of DNA and proteins. Revenue in this area decreased from $399,000 for the same period in 2001.

Cost of revenue

Cost of revenue increased $972,000, or 40%, to $3.4 million in the first quarter of 2002 from $2.4 million in the first quarter of 2001. The increase in cost of revenue is primarily attributable to the 52% increase in revenue described above. Gross profit as a percentage of total revenue increased 4.5%, to 49.1% in the first quarter of 2002 compared with 44.6% in the first quarter of 2001. The increase in gross profit percentage was due to several factors including record revenue performance in Japan, where we traditionally enjoy our highest percentage gross margin sales; cost savings as a result of completing our 2001 restructuring plan, which included consolidating facilities and reduction in personnel; revenue from sales of proteomic analysis software exclusively licensed from ProteoMetrics, LLC; and, finally, a greater percentage of our overall revenue being attributable to direct sales rather than through distributors.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $158,000, or 5%, to $3.5 million in the first quarter of 2002 from $3.4 million in the first quarter of 2001. Of this increase, approximately $205,000 was due to amortization of intangible assets related to the acquisition of Cartesian Technologies, slightly offset by $73,000 in goodwill amortization expense charged last year. Goodwill amortization is no longer being expensed in 2002 as a result of the new Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”

Research and development expenses

Research and development expenses decreased $556,000, or 28%, to $1.4 million in the first quarter of 2002 compared to $2.0 million in the first quarter of 2001. Of this decrease, approximately $176,000 was due to a decrease in our usage of development materials, approximately $141,000 was due to a decrease in salaries and other employee related costs as a result of employing an average of 40 research and development personnel during the first quarter of 2002 compared to an average of 44 in the first quarter of 2001, approximately $111,000 was due to a decrease in amortization expense related to capitalized license fees for which we took an impairment charge in December 2001 and approximately $60,000 was due to a decrease in depreciation expense related to equipment sold or disposed of as part of our

September 2001 restructuring plan. The remaining approximately $68,000 was attributable to decreased office expenses associated with the reduction in personnel and our restructuring activities.

Interest expense

Interest expense decreased $48,000 in the first quarter of 2002 to $14,000 from $62,000 in the first quarter of 2001. This decrease was primarily due to the repayment of long-term debt related to our capital fixed asset leased lines of credit in September 2001.

Interest income

Interest income decreased $466,000 to $57,000 in the first quarter of 2002 from $523,000 in the first quarter of 2001. This decrease is due to lower average cash and cash equivalent balances in 2002.

Other income

Other income, net of other expense, increased $21,000 to net income of $40,000 in the first quarter of 2002 from net income of approximately $19,000 in the first quarter of 2001. This increase is primarily due to a $23,000 gain on sale of assets in the first quarter of 2002.

Benefit from income taxes

We incurred net operating losses in the three months ended March 31, 2002 and 2001, and consequently, we did not pay any federal income taxes. At December 31, 2001, we have available net operating loss carryforwards of approximately $42.9 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2021. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

Recent accounting pronouncements

SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” were recently approved by the Financial Accounting Standards Board (“FASB”). These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Total goodwill included in our Condensed Consolidated Balance Sheets was $9.7 million at March 31, 2002 and $9.6 million at December 31, 2001. We adopted the statement on January 1, 2002 and are currently assessing the effect of the new standard related to the impairment testing of goodwill and other intangible assets.

The effect of adopting SFAS No. 142 was to reduce operating expenses by approximately $319,000 for the three months ended March 31, 2002 and will be to reduce operating expenses by approximately $1.3 million for the year.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of this standard on our financial statements, but do not expect the impact to be material.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. We adopted the statement on January 1, 2002 and are currently assessing the effect of the new standard related to the impairment testing of long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 our cash and cash equivalents totaled $7.2 million compared to $13.1 million at December 31, 2001. As detailed below, the $5.9 million decrease in cash and cash equivalents is principally due to $5.6 million net cash used in operating activities during the three months ended March 31, 2002, a $125,000 license fee payment for an exclusive license with Proteometrics, LLC and $123,000 in fixed asset additions.

We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses, debt obligations and capital requirements for at least the next twelve months. Our primary sources of liquidity include our cash balances and our future operating cash flows. Management’s goal is to achieve positive operating cash flows sometime during 2002. Our ability to achieve this goal depends upon several factors including the following: (i) the cost savings from our restructuring initiatives put in place in late 2001; (ii) our success in expanding our direct sales force and building our distributor base to supplement PerkinElmer’s sales efforts; (iii) our ability to efficiently manage our working capital; and (iv) achieving our anticipated growth in revenue derived not only from the sales of the Company’s genomic and proteomic product offerings but also from sales of our high throughput screening and dispensing instrumentation acquired in December 2001 with the acquisition of Cartesian Technologies, Inc. and sales of our protein analysis software subject to our exclusive license with Proteometrics, LLC.

Our expected revenue growth is dependent on many factors beyond our control, including factors discussed in the risk factors section of our latest annual report on Form 10-K. We may not realize our revenue growth, we may become profitable at a different time or we may never become profitable. Given the recent economic downturn, customers may delay or rethink large capital equipment purchases and budgets, making forecasting more difficult. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. These and other factors, some of which are beyond our control, will determine when we will need funds and how much we will need. We may need funds sooner than currently anticipated. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities, to expand our sales and marketing capabilities or for unanticipated expenses. Even if we have sufficient funds for our operating plans, we may choose to raise additional capital due to market conditions or strategic considerations. We may seek funding through public or private equity offerings, debt financing or additional collaborations. We cannot assure you that additional financing will be available on favorable terms, if at all.

Cash used in operating activities, which includes changes in working capital during the three months ended March 31, 2002, was $5.6 million compared with $3.5 million for the same period in 2001. Cash used in operations during the first three months of 2002 consisted primarily of our net loss of $1.6 million, which included a non-cash charge of $612,000 for depreciation and amortization expense and a non-cash gain of $23,000 for gain on sale of assets. The use of cash in operating activities in the first three months of 2002 was also due to an increase of $2.1 million in accounts receivable due to the $2.3 million increase in revenue for the quarter ended March 31, 2002 as compared with the quarter ended December 31, 2001. The majority of revenue is shipped at the end of each quarter. The use of cash in the first quarter of 2002 was also due to an increase of $800,000 in inventory, consisting primarily of increases in raw material and finished goods stock of our genomic, proteomic and high throughput screening instrumentation. The use of cash in operating activities was also due to a $1.9 million decrease in accounts payable and accrued liabilities. The decrease in accounts payable was due to the payment of approximately $887,000 in professional fees associated with the acquisition of Cartesian Technologies and with bringing Cartesian Technologies vendor balances current. The decrease in accrued liabilities was principally due to severance and retention bonus payments made in connection with our restructuring plan initiated in September 2001, and with the payment of the Company’s matching contribution to the Genomic Solutions 401k plan. Cash used in operating activities in the first three months of 2002 was partially offset by a $178,000 decrease in prepaid expenses and other current assets. By comparison, for the three months ended March 31, 2001 cash used in operations totaled $3.5 million primarily due to our net loss of $3.0 million which included a non-cash charge of $572,000 for depreciation and amortization expense. The use of cash in operating activities in the first three months of

2001 was also due to an increase of $1.2 million in inventories, and a decrease of $1.5 million in accounts payable and accrued liabilities. The use of cash was partially offset by a $1.4 million decrease in accounts receivable and a $222,000 decrease in prepaid expenses and other current assets.

Depreciation and amortization expense for the three months ended March 31, 2002 was $612,000 and includes $205,000 in amortization expense of intangible assets capitalized from the acquisition of Cartesian Technologies in December 2001. Amortization expense was offset by approximately $73,000 in goodwill amortization expense charged last year that is no longer being expensed in 2002 as a result of the new Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Our investing activities for the three months ended March 31, 2002 used cash of $280,000 compared with $2.7 million for the same period in 2001. Cash used in investing activities in 2002 was attributable to a $125,000 license fee payment for an exclusive license with Proteometrics, LLC, $123,000 in fixed asset additions and $94,000 for other long term assets, partially offset by receiving $62,000 in cash from the sale of property and equipment. By comparison, for the three months ended March 31, 2001 cash used in investing activities was attributable to $2.3 million in license fee payments for certain genomic technologies and $453,000 in fixed asset expenditures primarily for laboratory equipment, partially offset by receiving approximately $19,000 in cash from the sale of property and equipment.

Our financing activities for the three months ended March 31, 2002 used cash of $10,000 compared to $183,000 for the same period in 2001. Cash used in financing activities in 2002 was primarily due to the repayment of long-term debt of $16,000 and due to other financing activities of $2,000. Cash used in financing activities was partially offset by the receipt of $8,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by our employees. By comparison, for the three months ended March 31, 2001 cash used in financing activities was due to the repayment of long-term debt of $189,000 and to other financing activities of $2,000. The cash used in financing activities in 2001 was partially offset by the receipt of $8,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by our employees.

In June 2001, we amended our primary bank line-of-credit agreement to provide for borrowings up to $2.5 million through June 2002. As of March 31, 2002, there were outstanding borrowings of $2.5 million under this line of credit. The Company from time to time draws on this line of credit to fund its short term working capital needs. Management believes it has the ability to renew and expand this line of credit and has the working capital capacity to support the current borrowing level.

Working capital decreased $1.5 million to $14.3 million at March 31, 2002 from $15.8 million at December 31, 2001. The decrease in working capital is primarily due to a $5.9 million decrease in cash. Also contributing to the decline in working capital is a decrease of $167,000 in prepaid expenses and other current assets. The decrease in working capital was partially offset by a $2.0 million increase in accounts receivable, a $641,000 increase in inventory, and a $1.9 million decrease in accounts payable and accrued liabilities.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our latest Annual Report on Form 10-K, and incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In December 2001, we filed suit against Photonic Sensor Systems, Inc., a Georgia corporation, in the federal district court for the Eastern District of Michigan alleging three counts of breach of contract in connection with a certain License and Development Agreement entered into with Photonic and seeking monetary relief in the amount of the Company’s original preferred stock investment of $500,000. Pursuant to the License and Development Agreement, Photonic Sensors was obligated to develop and create optical interferometer based chips and related instrumentation for genomic and proteomic research. The Company’s claims against Photonic Sensors arise from Photonic’s failure to perform its obligations under the License and Development Agreement. In January 2002, Photonic filed a counter-claim requesting monetary relief against the Company alleging breach of contract, indemnification and tortious interference based on the alleged failure of the Company to purchase stock upon the achievement of certain milestones. The Company filed its answer denying the allegations in the counter-claim in early February 2002. Management believes that the counter-claim is without merit and intends to defend it vigorously.

On March 21, 2002, we received a letter from Photonic requesting permission to sell certain of its assets, including computer equipment, and noting that Photonic had found it necessary to cease operations and close its offices. The Company has a liquidation preference with respect to any distribution to shareholders of Photonic’s assets. The Company has not been able to obtain any financial information from Photonic or otherwise verify the value, if any, of the Company’s interest in Photonic. If Photonic does not raise capital to reopen its operations, the Company may lose the value of its investment in Photonic’s preferred stock and in the License and Development Agreement.

From time to time, we are involved in routine legal matters that arise in the ordinary course of our business. We currently are not a party to any such matters that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

There have been no material developments with respect to legal proceedings since the date of our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The purchase price to the public was $8.00 per share and, after deducting underwriter discounts and commissions, we received proceeds per share of $7.44. The aggregate-offering price was approximately $57.0 million. We incurred expenses of approximately $6.1 million, of which approximately $4.3 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.1 million. Of the net offering proceeds, through March 31, 2002, approximately $9.8 million has been used to payoff long-term and other debt, approximately $5.5 million to repurchase our stock from PerkinElmer, Inc., approximately $3.6 million to purchase equipment and improve leaseholds, approximately $3.6 million for capitalized license fees, approximately $2.5 million to acquire Cartesian Technologies, Inc., approximately $500,000 for equity investment in a third party and approximately $26.6 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products and expansion of facilities. The balance is invested in short-term investment-grade securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

None

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC SOLUTIONS INC.

Date: May 15, 2002	By:	/s/ Steven J. Richvalsky STEVEN J. RICHVALSKY Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)