Form 10-Q
period 2002-06-30
GENOMIC SOLUTIONS INC
filed 2002-08-14
CIK 1053384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-30549

GENOMIC SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3383038 (I.R.S. Employer Identification No.)

4355 Varsity Drive, Suite E, Ann Arbor, MI (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code: (734) 975-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of July 31, 2002, was 31,257,198.

GENOMIC SOLUTIONS INC.
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,266	$13,097
Accounts receivable, net	7,156	5,466
Inventories	10,954	9,622
Prepaid expenses and other	1,027	948

Total current assets	24,403	29,133
Property and equipment, net	2,650	3,261
Goodwill and intangible assets, net	13,579	13,795
Other long-term assets	1,361	1,735

Total assets	$41,993	$47,924

Liabilities and Stockholders’ Equity
Current Liabilities:
Lines of credit	$2,500	$2,500
Current portion long-term debt	44	57
Accounts payable	3,813	5,213
Accrued liabilities	3,901	4,755
Deferred revenue	696	842

Total current liabilities	10,954	13,367

Long-Term Liabilities:
Long-term debt, less current portion	44	66
Other long-term liabilities	63	52

Total long-term liabilities	107	118

Stockholders’ Equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000 shares authorized; 31,216 and 31,154 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	31	31
Additional paid-in capital	103,102	103,045
Notes receivable	(142)	(137)
Deferred compensation related to stock options	(59)	(72)
Retained deficit	(72,018)	(68,055)
Accumulated other comprehensive income (loss)	18	(373)

Total stockholders’ equity	30,932	34,439

Total liabilities and stockholders’ equity	$41,993	$47,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Product revenue	$5,847	$4,083	$12,392	$8,096
Service revenue	193	380	324	746

Total revenue	6,040	4,463	12,716	8,842

Cost of Revenue:
Cost of product revenue	3,215	2,468	6,598	4,813
Cost of service revenue	45	73	59	153

Total cost of revenue	3,260	2,541	6,657	4,966

Gross profit	2,780	1,922	6,059	3,876

Operating Expenses:
Selling, general and administrative	3,792	3,571	7,311	6,932
Research and development	1,058	1,639	2,483	3,620

Total operating expenses	4,850	5,210	9,794	10,552

Loss from operations	(2,070)	(3,288)	(3,735)	(6,676)

Other Income (Expense):
Interest expense	(43)	(19)	(57)	(81)
Interest income	50	312	107	834
Gain on sale of investment	—	—	23	—
Loss on impairment of long lived asset	(500)	—	(500)	—
Other income, net	182	58	199	77

Total other income (expense)	(311)	351	(228)	830

Loss before taxes and extraordinary items	(2,381)	(2,937)	(3,963)	(5,846)

Provision (Benefit) for Income Taxes	—	(6)	—	72

Net Loss	(2,381)	(2,931)	(3,963)	(5,918)
Deemed dividend upon repurchase of stock from PerkinElmer, Inc.	—	(2,811)	—	(2,811)

Net loss attributable to common stockholders	$(2,381)	$(5,742)	$(3,963)	$(8,729)

Net loss Per Share, Basic and Diluted:
Net loss per share	$(0.08)	$(0.12)	$(0.13)	$(0.24)
Loss per share from deemed dividend	0.00	(0.12)	0.00	(0.11)

Loss per share attributable to common stockholders	$(0.08)	$(0.24)	$(0.13)	$(0.35)

Weighted average common shares	31,180	24,429	31,176	24,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENOMIC SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the six months ended
	June 30,

	2002	2001

Cash Flows from Operating Activities:

Net loss	$(3,963)	$(5,918)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	1,254	1,149
Gain on sale of assets	(23)	—
Loss on impairment of long lived asset	500	—
Increase (decrease in cash resulting from changes in assets and liabilities, net of acquisitions-
Accounts receivable	(1,439)	1,767
Inventories	(1,306)	(2,009)
Prepaid expenses and other	(99)	321
Accounts payable	(1,514)	(791)
Accrued liabilities	(829)	(879)
Deferred revenue	(135)	(63)

Net cash used in operating activities	(7,554)	(6,423)

Cash Flows from Investing Activities:
Purchase of property and equipment	(149)	(1,273)
Increase in other assets	(93)	(19)
Capitalized license fees	(125)	(2,250)
Equity investment	—	(500)
Proceeds from sale of property and equipment	62	19

Net cash used in investing activities	(305)	(4,023)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and callable common stock	29	86
Repayment of long-term debt	(35)	(389)
Repurchase of stock from PerkinElmer, Inc.	—	(5,500)
Other financing activities	(4)	(4)

Net cash used in financing activities	(10)	(5,807)

Effect of Exchange Rate Changes on Cash	38	22

Net Decrease in Cash and Cash Equivalents	(7,831)	(16,231)

Cash — Beginning of Period	13,097	40,159

Cash — End of Period	$5,266	$23,928

Supplemental Disclosure of Cash Flow Activity:
Cash paid for interest	$51	$99

Cash paid for income taxes	$—	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENOMIC SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Genomic Solutions Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s latest annual report on Form 10-K.

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and six month periods ended June 30, 2002 and 2001, the effect of stock options and warrants outstanding for the purchase of shares of common stock have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was 2,071,445 and 2,782,511 for the three months ended June 30, 2002 and 2001, respectively and 2,021,336 and 2,594, 490 for the six months ended June 30, 2002 and 2001, respectively.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying condensed consolidated balance sheets. The components of comprehensive loss for the three months and six months ended June 30, 2002 and 2001 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(2,381)	$(2,931)	$(3,963)	$(5,918)
Foreign currency translation adjustment	557	(60)	391	(505)

Comprehensive loss	$(1,824)	$(2,991)	$(3,572)	$(6,423)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” These pronouncements amend the accounting for business combinations, goodwill, and other intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination completed after June 30, 2001. Upon adoption of SFAS No. 142 goodwill and other indefinite-lived assets are no longer amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, the Company completed the implementation impairment review as required. Upon completing the review, the Company concluded there was no impairment of goodwill at the time of implementation. The proposed acquisition of the Company by Harvard Bioscience, Inc. (“HBIO”) is an event under SFAS 142 that may indicate that the value of the Company’s goodwill is impaired as of July 17, 2002 (see Note 7). The Company will calculate the amount of impairment, if any, and will record an impairment charge, if necessary, in the third quarter of 2002. Total goodwill included in the Company’s Financial Statements was $9.7 million at June 30, 2002 and $9.6 million at December 31, 2001.

Total operating expenses would have been reduced by approximately $73,000 and $147,000 for the three and six months ended June 30, 2001 if goodwill had not been amortized. This would have resulted in a net loss of $2.9 million or $(0.12) per share and $5.8 million or $(0.23) per share for the three and six months ended June 30, 2001, respectively.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. On January 1, 2002, the Company adopted SFAS No. 144.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its operations.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, and (2) can be measured at fair value. The principal reason for issuing Statement No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. Statement No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied Statement No.146. The Company does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its operations.

2. INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Raw materials	$4,360	$3,908
Work-in-process	2,174	2,077
Finished goods	4,420	3,637

	$10,954	$9,622

3. RESTRUCTURING AND INVENTORY IMPAIRMENT CHARGES

On September 7, 2001, the Company announced restructuring initiatives designed to lower its cost structure. The restructuring plan included closing certain facilities, divesting its proteomic contract research services business, reducing its employee headcount and discontinuing certain products. As a result of this restructuring plan, the Company recorded restructuring and inventory impairment charges of approximately $2.7 million and $1.2 million, respectively, during 2001.

The restructuring charge of $2.7 million consisted of $261,000 for the impairment of goodwill; $376,000 for the impairment of certain long-lived assets, $917,000 for the loss on disposal and sale of certain fixed assets, $688,000 for employee termination benefits for 50 employees, and $488,000 for exit costs associated with closing certain facilities. In connection with the restructuring initiatives, the Company estimated the discounted future cash flows related to goodwill and certain fixed assets and reduced these assets to their estimated fair value. As of June 30, 2002, the Company had terminated 45 employees and paid out $699,000 in termination benefits. At June 30, 2002, the remaining balance of the restructuring reserve totaled $361,000 and is included in accrued liabilities in the Company’s consolidated balance sheet.

The following tables summarize the restructuring charges (in millions):

		Utilized		Accrual at
	Original			June 30,
	Provision	Cash	Noncash	2002

Impairment of long-lived assets	$0.6	$—	$0.6	$—
Loss on disposal and sale of assets	0.9	—	0.9	—
Employee termination benefits	0.7	0.7	—	—
Lease cancellation costs	0.5	0.1	—	0.4

Total	$2.7	$0.8	$1.5	$0.4

4. LINE OF CREDIT

During the second quarter of 2002, the Company amended its $2.5 million line-of-credit agreement with a bank which extends the term of the agreement for an additional year, therefore, providing for borrowings through June 2003.

5. LITIGATION

In December 2001, the Company filed suit against Photonic Sensor Systems, Inc., a Georgia corporation, in the Federal District Court for the Eastern District of Michigan, alleging breach of contract and seeking monetary relief in the amount of the Company’s preferred stock investment of $500,000. In January 2002, Photonic filed a counter-claim seeking monetary damages and alleging breach of contract, indemnification and tortious interference based on the alleged failure of the Company to purchase stock upon the achievement of certain milestones.

On June 28, 2002, the Company settled the litigation with Photonic. Pursuant to the Settlement Agreement, the Company relinquished its entire equity interest in Photonic. Neither party was obligated to pay any amounts or fees to the other party. The Company determined that the value of its investment in Photonic Sensor’s preferred stock was impaired and recorded an adjustment of $500,000 to reduce this asset to its estimated fair value. This write-down is included in the loss on impairment of long lived asset in the accompanying condensed consolidated statement of operations.

From time to time, the Company is involved in routine legal matters that arise in the ordinary course of its business. The Company currently is not a party to any such matters that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operation.

6. SEGMENT INFORMATION

The Company operates in one segment: the development, manufacture and marketing of life science systems for dispensing, separating and analyzing biomolecules. The Company’s three product lines, genomic, proteomic and microscale liquid handling systems, have similar economic characteristics and attributes, including similar marketing and distribution patterns, similar production processes and similar, if not the same, customers. As a result, the Company aggregates its product lines into a single segment of genomic, proteomic and microscale liquid handling systems. The Company operates primarily in three geographic regions: North America, the United Kingdom and Japan.

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

The following table summarizes selected financial information of the Company’s operations by geographic location (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
United States	$5,889	$3,610	$12,342	$6,560
Europe	2,812	2,902	5,617	5,655
Japan	330	850	2,110	2,152
Less — Intercompany revenue	(2,991)	(2,899)	(7,353)	(5,525)

Total revenue	$6,040	$4,463	$12,716	$8,842

	June 30,	December 31,
	2002	2001

	(Unaudited)
Long-lived assets:
United States	$15,927	$17,093
Europe	876	921
Japan	115	142
Goodwill	9,671	9,579
Less — Eliminations	(8,999)	(8,944)

Total long-lived assets	$17,590	$18,791

7. SUBSEQUENT EVENTS

Definitive Agreement to be Acquired by Harvard Bioscience, Inc.

On July 17, 2002, the Company signed a definitive agreement to be acquired by Harvard Bioscience, Inc. (“HBIO”) whereby HBIO will acquire the Company for consideration of 3.2 million shares of HBIO common stock and $9 million in cash. This transaction is expected to close in the fourth quarter of 2002 subject to Genomic Solutions stockholder approval and completing other customary closing conditions. As of July 17, 2002, the total estimated purchase price of $26 million is less than the carrying value of the Company’s net assets as of that date, and is an event under SFAS 142 that may indicate that the value of the Company’s goodwill is impaired as of that date. The Company will calculate the amount of impairment, if any, and will record an impairment charge, if necessary, in the third quarter of 2002.

Restructuring

On July 18, 2002, the Company announced restructuring initiatives designed to lower its cost structure and achieve profitability. The restructuring plan included reducing its employee headcount, discontinuing certain products and closing certain facilities. As a result of this restructuring plan, the Company will record restructuring and inventory impairment charges of approximately $1.5 million during the third quarter of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. These statements address or may address the following subjects: results of operations; customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, many of which are described in the “Risk Factors” section of our latest Annual Report on Form 10-K. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward-looking statements.

Overview

We develop, manufacture and sell instruments, consumables and software for the life sciences research and drug discovery markets. Our market focus is based on three key high growth areas: genomics, proteomics and microscale liquid handling systems. These areas comprise three of the major technologies used by researchers in studying disease and developing new drugs. Our products allow researchers to perform high volume experiments, and analyze the resultant data, at lower costs and in less time than with traditional techniques. Our products are distributed and sold to pharmaceutical and biotechnology companies, government agencies, academic institutions and private research organizations throughout the world.

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

We believe our most critical accounting polices are related to inventories and impairment of long-lived assets. Details regarding our use of these policies and the related estimates are described fully in our 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the second quarter of 2002, there have been no material changes to accounting policies which are considered by the Company to be critical in their impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 and 2001

Revenue

Revenue increased $1.6 million, or 35%, to $6.0 million in the second quarter of 2002 from $4.5 million in the second quarter of 2001. The increase in total revenue was primarily due to sales of our new high throughput screening products of $2.6 million and a 40%, or $538,000, increase to $1.9 million in revenue from sales of our proteomic instrumentation and related consumables products. The increase in our proteomic product sales was primarily attributed to increased sales of our Investigator™ ProPic and ProPrep robotic instruments and sales of our proteomic software. The overall increase in revenue also reflects sales by Cartesian Technologies, Inc. of its microscale liquid handling instrumentation. We acquired Cartesian Technologies on December 18, 2001. The revenue increases described above were partially offset by a decrease of 45%, or $1.2 million, from sale of our genomic products. The decline in our genomic revenue was primarily due to fewer unit sales of our GeneTAC™ G3 robotic workstation and our GeneTAC™ hybridization station. Sales of our instruments tend to vary quarter to quarter. Slightly offsetting our total revenue increase for the second quarter 2002 was the absence of proteomic research services revenue this year compared to $131,000 last year as a result of the divestiture of our proteomic research services business in September 2001. The balance of our total revenue for the second quarter of 2002, approximately $228,000, was derived from field service maintenance and sales of our discontinued legacy products for analyzing one dimensional separations of DNA and proteins. Revenue in this area decreased from $334,000 for the same period in 2001.

Cost of revenue

Cost of revenue increased $719,000, or 28%, to $3.3 million in the second quarter of 2002 from $2.5 million in the second quarter of 2001. The increase in cost of revenue is primarily attributable to the 35%, or $1.6 million, increase in revenue described above. Gross profit as a percentage of total revenue increased to 46% in the second quarter of 2002 compared with 43% in the second quarter of 2001. The increase in gross profit percentage was primarily due to cost savings as a result of completing our 2001 restructuring plan, which included consolidating facilities and reduction in personnel, and revenue from sales of proteomic analysis software exclusively licensed from Proteometrics, LLC.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $221,000, or 6%, to $3.8 million in the second quarter of 2002 from $3.6 million in the second quarter of 2001. Of this increase, approximately $205,000 was due to amortization of intangible assets related to the acquisition of Cartesian Technologies, slightly offset by $73,000 in goodwill amortization expense charged last year. Goodwill is no longer being amortized in 2002 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”

Research and development expenses

Research and development expenses decreased $581,000, or 35%, to $1.1 million in the second quarter of 2002 compared to $1.6 million in the second quarter of 2001. This decrease was primarily attributable to a decrease of approximately $372,000 in salaries and other employee related costs as a result of employing an average of 40 research and development personnel during the second quarter of 2002 compared to an average of 52 in the second quarter of 2001 and a decrease of approximately $176,000 in our usage of outside contract labor and consultants and development materials.

Interest income

Interest income decreased $262,000 to $50,000 in the second quarter of 2002 from $312,000 in the second quarter of 2001. This decrease is primarily due to lower average cash and cash equivalent balances in 2002.

Loss on Impairment of Asset

In June 2002, the Company determined that the value of its investment in Photonic Sensor’s preferred stock was impaired and recorded a write-down of $500,000 to reduce this assets estimated fair value to zero.

Other income

Other income, net of other expense, increased $124,000 to net income of $182,000 in the second quarter of 2002 from net income of approximately $58,000 in the second quarter of 2001. This increase is primarily due to an increase in foreign currency gain of $123,000.

Benefit from income taxes

We incurred net operating losses in the three months ended June 30, 2002 and 2001, and consequently, we did not pay any federal income taxes. At December 31, 2001, we have available net operating loss carryforwards of approximately $42.9 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2021. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

Six months ended June 30, 2002 and 2001

Revenue

Revenue increased $3.9 million, or 44%, to $12.7 million in the first six months of 2002 from $8.8 million in the first six months of 2001. The increase in total revenue was primarily due to sales of our new high throughput screening products of $5.3 million. This revenue reflects sales by Cartesian Technologies, Inc. of its high throughput screening instrumentation. This revenue increase was partially offset by a 15%, or $694,000, decrease in revenue from our genomic product offerings primarily due to fewer unit sales of our GeneTACTM G3 robotic workstation. Revenue from our proteomic instrumentation and related consumable products was flat during the first six months of 2002 as compared to the same period of 2001. Also offsetting our overall revenue increase year over year was the absence of proteomic research services revenue this year compared to $284,000 last year as a result of the divestiture of our proteomic research services business in September 2001. The balance of our total revenue for the six months of 2002, approximately $340,000, was derived from field service maintenance and sales of our discontinued legacy products for analyzing one dimensional separations of DNA and proteins. Revenue in this area decreased from $733,000 for the same period in 2001.

Cost of revenue

Cost of revenue increased $1.7 million, or 34%, to $6.7 million in the first six months of 2002 from $5 million in the first six months of 2001. The increase in cost of revenue is primarily attributable to the 44%, or $3.9 million, increase in revenue described above. Gross profit as a percentage of total revenue increased to 48% in the first six months of 2002 compared with 44% in the first six months of 2001. The increase in gross profit percentage was primarily due to cost savings as a result of completing our 2001 restructuring plan, which included consolidating facilities and reduction in personnel and revenue from sales of proteomic analysis software exclusively licensed from Proteometrics, LLC.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $379,000, or 5%, to $7.3 million in the first six months of 2002 from $6.9 million in the first six months of 2001. This increase is primarily due to approximately $410,000 in amortization expense of intangible assets related to the acquisition of Cartesian Technologies, slightly offset by $147,000 in goodwill amortization expense charged last year. Goodwill is no longer being amortized in 2002 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” The increase in selling, general and administrative expenses is also partially attributable to increased compensation related to commissions and incentives earned in connection with the increase in revenue for the period.

Research and development expenses

Research and development expenses decreased $1.1 million, or 31%, to $2.5 million in the first six months of 2002 compared to $3.6 million in the first six months of 2001. This decrease is primarily due to a decrease of approximately $513,000 in salaries and other employee related costs as a result of employing an average of 40 research and development personnel during the first six months of 2002 compared to an average of 48 in the first six months of 2001 and a decrease of approximately $485,000 in our usage of outside contract labor and consultants and development materials. The reduction in research and development spending and personnel was primarily due to our 2001 restructuring activities which included the divestiture of our proteomic research services group of scientists.

Interest expense

Interest expense decreased $24,000 in the first six months of 2002 to $57,000 from $81,000 in the first six months of 2001. This decrease was primarily due to the repayment of long-term debt related to our capital fixed asset leased lines of credit in September 2001.

Interest income

Interest income was $107,000 in the first six months of 2002 as compared to $834,000 in the first quarter of 2001. The decrease year over year in interest income earned is primarily due to lower average cash and cash equivalent balances in 2002.

Other income

Other income, net of other expense, increased $122,000 to net income of $199,000 in the first six months of 2002 from net income of approximately $77,000 in the first six months of 2001. This increase is primarily due to an increase in foreign currency gain of $199,000 and a $23,000 gain on sale of assets in the first quarter of 2002.

Benefit from income taxes

We incurred net operating losses in the six months ended June 30, 2002 and 2001, and consequently, we did not pay any federal income taxes. At December 31, 2001, we have available net operating loss carryforwards of approximately $42.9 million, which can be utilized to offset future taxable income. These net operating loss carryforwards expire between 2010 and 2021. Additionally, utilization of net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to ownership changes, as defined by Section 382, that occurred in 1997 and as a result of our initial public offering completed in May 2000. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” These pronouncements amend the accounting for business combinations, goodwill, and other intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination completed after June 30, 2001. Upon adoption of SFAS No. 142 goodwill and other indefinite-lived assets are no longer amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, we completed the implementation impairment review as required. Upon completing the review, we concluded there was no impairment of goodwill at the time of implementation. The proposed acquisition of the Company by Harvard Bioscience, Inc. (“HBIO”) is an event under SFAS 142 that may indicate that the value of our goodwill is impaired as of July 17, 2002 (see Note 7). We will calculate the amount of impairment, if any, and will record an impairment charge, if necessary, in the third quarter of 2002. Total goodwill included in our Financial Statements was $9.7 million at June 30, 2002 and $9.6 million at December 31, 2001.

Total operating expenses would have been reduced by approximately $73,000 and $147,000 for the three and six months ended June 30, 2001 if goodwill had not been amortized. This would have resulted in a net loss of $2.9 million or $(0.12) per share and $5.8 million or $(0.23) per share for the three and six months ended June 30, 2001, respectively.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of this standard on our financial statements, but we do not expect the impact to be material.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, although it retains the fundamental principles of how to measure the impairment of assets held for use and assets to be disposed of by sale. It requires that long-lived assets to be disposed of other than by sale be considered held and used until disposed of. It also provides new guidance for using a probability-weighted approach for measuring future cash flows when there are alternative courses of action. This statement is effective for financial statements issued for years beginning after December 15, 2001. On January 1, 2002, we adopted SFAS No. 144.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 4 and FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its operations.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” and (2) can be measured at fair value. The principal reason for issuing Statement No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. Statement No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied Statement No.146. The Company does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 our cash and cash equivalents totaled $5.3 million compared to $13.1 million at December 31, 2001. As detailed below, the $7.8 million decrease in cash and cash equivalents is principally due to $7.3 million net cash used in operating activities during the six months ended June 30, 2002, a $125,000 license fee payment for an exclusive license with Proteometrics, LLC and $149,000 in fixed asset additions.

We believe our existing cash and cash equivalents, and cash from operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements for at least the next twelve months. Our primary sources of liquidity include our cash balances and our future operating cash flows. Management’s goal is to achieve positive operating cash flows sometime during the next twelve months. Our ability to achieve this goal depends upon several factors including the following: (i) the cost savings from our restructuring initiatives implemented in late 2001 and July 2002; (ii) our success in expanding our direct sales and building our distributor base to supplement PerkinElmer’s sales efforts; (iii) our ability to efficiently manage our working capital; and (iv) achieving our anticipated revenue derived not only from the sales of the Company’s genomic and proteomic product offerings but also from sales of our high throughput screening and dispensing instrumentation and sales of our protein analysis software subject to our exclusive license with Proteometrics, LLC.

Our expected revenue is dependent on many factors beyond our control, including factors discussed in the risk factors section of our latest annual report on Form 10-K. We may not realize our anticipated revenue levels, we may become profitable at a different time or we may never become profitable. Given the current economic downturn, customers may delay or rethink large capital equipment purchases and budgets, making forecasting more difficult. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. These and other factors, some of which are beyond our control, will determine if and when we may need funds and how much we will need. We may need funds sooner than currently anticipated. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities, to expand our sales and marketing capabilities or for unanticipated expenses. Even if we have sufficient funds for our operating plans, we may choose to raise additional capital due to market conditions or strategic considerations. We may seek funding through public or private equity offerings, debt financing or additional collaborations. We cannot assure you that additional financing will be available on favorable terms, if at all.

Cash used in operating activities, which includes changes in working capital during the six months ended June 30, 2002, was $7.6 million compared with $6.4 million for the same period in 2001. Cash used in operations during the first six months of 2002 consisted primarily of our net loss of $4 million, which included a non-cash charge of $1.3 million for depreciation and amortization expense, $500,000 write off of an equity investment in Photonic Sensors Systems, Inc. and a non-cash gain of $23,000 for gain on sale of assets. The use of cash in operating activities in the first six months of 2002 was also due to an increase of $1.4 million in accounts receivable due to the $3.9 million increase in revenue for the six months ended June 30, 2002. The majority of revenue is shipped at the end of each quarter. The use of cash in the first six months of 2002 was also due to an increase of $1.3 million in inventory, consisting primarily of increases in raw material and finished goods stock of our genomic, proteomic and high throughput screening instrumentation. The use of cash in operating activities was also due to a $2.3 million decrease in accounts payable and accrued liabilities. The decrease in accounts payable was due to the payment of approximately $1.1 million in professional fees and expenses associated with the acquisition of Cartesian Technologies and with bringing Cartesian Technologies vendor balances current. The decrease in accrued liabilities was principally due to severance and retention bonus payments made in connection with our restructuring plan initiated in September 2001, and with the payment of the Company’s matching contribution to the Genomic Solutions 401k plan. By comparison, for the six months ended June 30, 2001 cash used in operations totaled $6.4 million primarily due to our net loss of $5.9 million which included a non-cash charge of $1.1 million for depreciation and amortization expense. The use of cash in operating activities in the first six months of 2001 was also due to an increase of $2 million in inventories, and a decrease of $1.7 million in accounts payable and accrued liabilities. The use of cash was partially offset by a $1.8 million decrease in accounts receivable and a $321,000 decrease in prepaid expenses and other current assets.

Depreciation and amortization expense for the six months ended June 30, 2002 was $1.3 million and includes $410,000 in amortization expense of intangible assets capitalized from the acquisition of Cartesian Technologies in December 2001. Amortization expense was offset by approximately $147,000 in goodwill amortization expense charged last year that is no longer being expensed in 2002 as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

Our investing activities for the six months ended June 30, 2002 used cash of $305,000 compared with $4.0 million for the same period in 2001. Cash used in investing activities in 2002 was attributable to $149,000 in fixed asset additions, a $125,000 license fee payment for an exclusive license with Proteometrics, LLC, and $93,000 for other long term assets, partially offset by receiving $62,000 in cash from the sale of property and equipment. By comparison, for the six months ended June 30, 2001 cash used in investing activities was attributable to $2.3 million in license fee payments for certain genomic technologies, $1.3 million in fixed asset expenditures primarily for laboratory equipment, and $500,000 equity investment in Photonic Sensor Systems, Inc., partially offset by receiving approximately $19,000 in cash from the sale of property and equipment.

Our financing activities for the six months ended June 30, 2002 used cash of $10,000 compared to $5.8 million for the same period in 2001. Cash used in financing activities in 2002 was primarily due to the repayment of long-term debt of $35,000 and due to other financing activities of $4,000. Cash used in financing activities was partially offset by the receipt of $29,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by our employees. By comparison, for the six months ended June 30, 2001 cash used in financing activities was primarily due to the repurchase of our stock from PerkinElmer, Inc. for $5.5 million and the repayment of long-term debt of $389,000 and to other financing activities of $4,000. The cash used in financing activities in 2001 was partially offset by the receipt of $86,000 in proceeds from the sale of our common stock upon the exercise of vested stock options by our employees.

In June 2002, we amended our primary bank line-of-credit agreement to provide for borrowings up to $2.5 million through June 2003. As of June 30, 2002, there were outstanding borrowings of $2.5 million under this line of credit. The Company from time to time draws on this line of credit to fund its short term working capital needs. Management believes it has the ability to amend and expand this line of credit and has the working capital capacity to support the current borrowing level.

Working capital decreased $2.4 million to $13.4 million at June 30, 2002 from $15.8 million at December 31, 2001. The decrease in working capital is primarily due to a $7.8 million decrease in cash. The decrease in working capital was partially offset by a $1.7 million increase in accounts receivable, a $1.3 million increase in inventory, and a $2.3 million decrease in accounts payable and accrued liabilities.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our latest Annual Report on Form 10-K, and incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In December 2001, we filed suit against Photonic Sensor Systems, Inc., a Georgia corporation, in the Federal District Court for the Eastern District of Michigan alleging breach of contract and seeking monetary relief in the amount of the Company’s preferred stock investment of $500,000. In January 2002, Photonic filed a counter-claim seeking monetary damages and alleging breach of contract, indemnification and tortious interference based on the alleged failure of the Company to purchase stock upon the achievement of certain milestones.

On June 28, 2002, the Company settled the litigation with Photonic. Pursuant to the Settlement Agreement, the Company relinquished its entire equity interest in Photonic. Neither party was obligated to pay any amounts or fees to the other party.

From time to time, we are involved in routine legal matters that arise in the ordinary course of our business. We currently are not a party to any such matters that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operation.

Other than the foregoing settlement, there have been no material developments with respect to legal proceedings since the date of our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On May 10, 2000 we completed an initial public offering of 7,000,000 shares of callable common stock at $8.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. The shares of callable common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-30246) that was declared effective by the Securities and Exchange Commission on May 4, 2000. The purchase price to the public was $8.00 per share and, after deducting underwriter discounts and commissions, we received proceeds per share of $7.44. The aggregate-offering price was approximately $57.0 million. We incurred expenses of approximately $6.1 million, of which approximately $4.3 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. The proceeds to us from the offering, including the over-allotment option, after deducting underwriting discounts and commissions and other offering expenses, were approximately $55.1 million. Of the net offering proceeds, through June 30, 2002, approximately $9.8 million has been used to pay off long-term and other debt, approximately $5.5 million to repurchase our stock from PerkinElmer, Inc., approximately $3.6 million to purchase equipment and improve leaseholds, approximately $3.6 million for capitalized license fees, approximately $2.5 million to acquire Cartesian Technologies, Inc., approximately $500,000 for equity investment in a third party and approximately $27.8 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products and expansion of facilities. The balance is invested in short-term investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of shareholders on May 7, 2002. At the meeting, the Company's shareholders were asked to elect two directors to serve on the board of directors until the 2005 annual meeting or until their respective successors are elected and to consider and vote upon the adoption of the 2002 Stock Option Plan.

     Robert G. Shepler and Daniel J. Mitchell were elected to the board of directors. Both Messrs. Shepler and Mitchell received 23,873,782 votes for election to the board and 195,077 votes against election. The terms of office of the following directors continued after the meeting: Jeffrey S. Williams, J. Matthew Mackowski, Damion E. Wicker, M.D. and Thomas C. Tisone, PhD.

     The 2002 Stock Option Plan was adopted by the Company's shareholders. Votes for the adoption were 14,090,029, votes against were 663,341, and votes abstained were 1,572,401.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

None

(b)	Reports on Form 8-K

A report on Form 8-K dated May 23, 2002 was filed during the three months ended June 30, 2002. The Company filed a report on Form 8-K dated May 23, 2002, disclosing that the Company had terminated Arthur Andersen, LLP as its independent public accountant, effective as of May 22, 2002. In addition, the report also disclosed that the Company engaged Ernst & Young, LLP to replace Arthur Andersen as its independent public accountant. The report was filed on May 23, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC SOLUTIONS INC.

Date: August 14, 2002	By: /s/ Jeffrey S. Williams

JEFFREY S. WILLIAMS President and Chief Executive Officer

Date: August 14, 2002	By: /s/ Steven J. Richvalsky

STEVEN J. RICHVALSKY Chief Financial Officer, Executive Vice President and Treasurer (principal financial and accounting officer)

CERTIFICATION

     The undersigned officers hereby certify that: (a) this Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (b) the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Jeffrey S. Williams
Dated: August 14, 2002
Jeffrey S. Williams, Chief Executive Officer

/s/ Steven J. Richvalsky
Dated: August 14, 2002
Steven J. Richvalsky, Chief Financial Officer